Form 10-Q
period 1996-06-30
WESTERN PACIFIC AIRLINES INC /DE/
filed 1996-08-13
CIK 930239

===============================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended JUNE 30, 1996

Commission File Number   0-27238

                          WESTERN PACIFIC AIRLINES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                   86-0758778
    (State or other jurisdiction                     (I.R.S. employer
   of incorporation or organization)              identification number)

     2864 SOUTH CIRCLE DRIVE, SUITE 1100
        COLORADO SPRINGS, COLORADO                          80906
   (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:  (719) 579-7737

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]
As of August 1, 1996 there were 13,353,150 shares of Common Stock of the registrant issued and outstanding.
================================================================================

                          WESTERN PACIFIC AIRLINES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                   PAGE NUMBER
                                                                   -----------
ITEM 1. FINANCIAL INFORMATION

 Balance Sheets
      June 30, 1996 and December 31, 1995                               3

 Statements of Operations
      Three Months ended June 30, 1996 and 1995                         4
      Six Months ended June 30, 1996 and 1995

 Statements of Cash Flows
      Six Months ended June 30, 1996 and 1995                           5

 Notes to Financial Statements                                          6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                       6


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               14

SIGNATURES                                                             15

                          WESTERN PACIFIC AIRLINES, INC.

                                  BALANCE SHEETS
                                                 JUNE 30, 1996    DEC.31, 1995
                                                 -------------   -------------
                                                  (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $  29,633,678   $  49,966,697
Restricted cash and cash equivalents                11,796,902       8,350,639
Accounts receivable, net of allowance for
uncollectible accounts of $373,000 and
$350,000 at June 30, 1996 and December 31,
1995, respectively                                   6,599,668       5,248,621
Prepaid expenses and other                           9,939,419       4,110,174
Prepaid maintenance                                  5,582,171       1,648,498
                                                 -------------   -------------
TOTAL CURRENT ASSETS                                63,551,838      69,324,629

PROPERTY AND EQUIPMENT, net                         37,123,171      13,335,405

PREPAID MAINTENANCE                                  2,232,797       2,232,797

AIRCRAFT AND ENGINE DEPOSITS                         8,920,793       5,887,188

RESTRICTED CASH AND CASH EQUIVALENTS                   837,060         571,985

OTHER                                                  448,151         267,178
                                                 -------------   -------------
                                                 $ 113,113,810   $  91,619,182
                                                 =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                 $   3,542,239   $   2,206,303
Accrued expenses                                     9,000,352      11,018,931
Air traffic liability                               18,077,886      11,137,622
Other                                                1,336,197       1,125,409
                                                 -------------   -------------
TOTAL CURRENT LIABILITIES                           31,956,674      25,488,265

LONG-TERM DEBT                                      15,687,877            -

OTHER LIABILITIES                                    1,006,758         465,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 13,359,819
issued and 13,354,819 outstanding at
June 30, 1996, and 13,220,913 issued and
outstanding at December 31, 1995                        13,355          13,221
Deferred management fees                              (700,000)       (900,000)
Additional paid-in capital                          79,955,319      79,363,393
Treasury stock (5,000 shares)                          (72,777)          -
Accumulated deficit                                (14,733,396)    (12,811,115)
                                                 -------------   -------------
TOTAL STOCKHOLDERS' EQUITY                          64,462,501      65,665,499
                                                 -------------   -------------
                                                 $ 113,113,810   $  91,619,182
                                                 =============   =============

See accompanying notes.

                          WESTERN PACIFIC AIRLINES, INC.

                             STATEMENT OF OPERATIONS
                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996   JUNE 30, 1995
                                                 -------------   -------------   -------------   -------------
                                                          (Unaudited)                     (Unaudited)
OPERATING REVENUES:
  Passenger revenue                              $  38,265,095   $   7,441,221   $  71,052,167   $   7,441,221
  Cargo and other revenue                            1,048,547         170,047       1,967,078         170,047
                                                 -------------   -------------   -------------   -------------
    Total Operating Revenues                        39,313,642       7,611,268      73,019,245       7,611,268
                                                 -------------   -------------   -------------   -------------

OPERATING EXPENSES:
  Salaries, wages and benefits                       7,260,083       2,883,705      14,201,260       3,809,145
  Aircraft lease expense                             9,114,763       2,241,533      16,871,833       2,241,533
  Aircraft fuel and oil                              6,804,195       1,288,204      12,676,821       1,288,204
  Other rentals, landing and ground handling         4,117,919       1,507,992       8,356,576       1,584,363
  Advertising expense                                2,291,179       1,139,263       4,438,699       1,139,263
  Insurance                                          1,240,203         698,203       3,018,892         698,203
  Maintenance materials and repairs                  2,166,612         269,056       4,041,225         269,056
  Agency commissions                                 1,354,798         264,937       2,419,615         264,937
  Depreciation and amortization                      1,076,759         321,508       1,851,652         392,896
  Other operating expenses                           3,869,824       3,128,585       8,299,682       4,121,683
                                                 -------------   -------------   -------------   -------------
     Total Operating Expenses                       39,296,335      13,742,986      76,176,255      15,809,283
                                                 -------------   -------------   -------------   -------------
     Operating Income (Loss)                            17,307      (6,131,718)     (3,157,010)     (8,198,015)

INTEREST INCOME, NET                                   503,626         133,545       1,234,729         341,997
                                                 -------------   -------------   -------------   -------------
NET INCOME (LOSS)                                $     520,933   $  (5,998,173)  $  (1,922,281)  $  (7,856,018)
                                                 =============   =============   =============   =============

EARNINGS (LOSS) PER SHARE
  Primary                                        $        0.04   $       (0.58)  $       (0.15)  $       (0.76)
                                                 =============   =============   =============   =============
  Fully Diluted                                  $        0.04   $       (0.58)  $       (0.15)  $       (0.76)
                                                 =============   =============   =============   =============
  Weighted Average Shares Outstanding               13,248,129      10,312,000      13,248,129      10,312,000
                                                 =============   =============   =============   =============

See accompanying notes

                          WESTERN PACIFIC AIRLINES, INC.

                              STATEMENT OF CASH FLOWS
                                                        SIX MONTHS ENDED
                                                 JUNE 30, 1996   JUNE 30, 1995
                                                 -------------   -------------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                        $  (1,922,281)  $  (7,856,018)

 Adjustments to reconcile net loss to net
 cash used in operations -
  Depreciation and amortization                      1,851,652         392,896
  Gain on asset sale/leaseback                         (36,942)           -
  Amortization of deferred management fee              200,000            -
  Increase in receivables                           (1,351,047)     (3,248,499)
  Increase in prepaid expenses and other            (5,829,245)     (1,357,091)
  Increase in prepaid maintenance                   (3,933,673)       (246,846)
  Increase in aircraft and engine deposits          (3,033,605)     (3,416,500)
  Increase in restricted cash                       (3,711,339)     (4,132,577)
  Increase in other assets                            (144,031)       (105,060)
  Increase in accounts payable                       1,335,937       8,160,845
  Increase/(Decrease) in accrued expenses           (2,018,579)        244,130
  Increase in air traffic liability                  6,940,264       5,460,692
  Decrease in other liabilities                         (1,849)           -
                                                 -------------    ------------
    Net cash used in operating activities          (11,654,738)     (6,104,028)
                                                 -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net          (25,639,419)     (5,525,000)
                                                 -------------    ------------
    Net cash flows used in investing activities    (25,639,419)     (5,525,000)
                                                 -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                        16,585,000            -
  Principal payments on long-term debt                (143,144)           -
  Sale of common stock, net of issuance costs             -              7,984
  Sale of preferred stock, net of issuance costs          -          6,732,483
  Initial public offering of common stock, net
    of issuance costs                                 (287,390)           -
  Sale of common stock in connection with the
    ESPP, net of issuance costs                        200,760            -
  Exercise of stock options                            678,689            -
  Purchase of treasury stock                           (72,777)           -
                                                 -------------    ------------
    Net cash flows provided by financing
      activities                                    16,961,138       6,740,467
                                                 -------------    ------------
DECREASE IN CASH                                   (20,333,019)     (4,888,561)

CASH, beginning of period                           49,966,697      13,002,743
                                                 -------------    ------------
CASH, end of period                              $  29,633,678    $  8,114,182
                                                 =============    ============

See accompanying notes.

                          WESTERN PACIFIC AIRLINES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. PREPARATION OF FINANCIAL STATEMENTS

     The accompanying financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The organization and business of the Company, accounting policies followed by the Company, and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 1995 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report. The results of operations for the six months ended June 30, 1996 may not necessarily be indicative of the results for the entire fiscal year ending December 31, 1996.

2. LONG TERM DEBT

     In April, 1996, the Company purchased a 1989 Boeing 737-300 aircraft for cash and a $16.6 million note payable to a third party. The note, which matures in April 2001, requires monthly payments of principal and interest, which accrues annually at 10.4 percent. The note is subject to the terms of a credit agreement, security agreement and chattel mortgage. The terms of these agreements require the Company to deposit an amount per flight hour into a maintenance cost reserve fund, which the Company may subsequently draw from as actual airframe and engine overhaul expenses are incurred. The reserve fund requirement may be eliminated in the event the Company achieves certain tangible net worth targets or enters into acceptable Maintenance Service Program agreements with third party maintenance providers. The Company may prepay the note starting in April 2000, subject to certain prepayment provisions. The note payable is collateralized by the aircraft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     The Company commenced operations on April 12, 1994 as a development stage enterprise organized to operate a low-fare, medium-haul, scheduled passenger airline from its hub at the Colorado Springs Airport. From its inception until it commenced flight operations on April 28, 1995, the Company's activities were limited to start-up activities, including raising capital, recruiting key operating personnel, developing computerized passenger reservation and information systems, negotiating airport facilities and aircraft leases, contracting ground handling and aircraft maintenance services, conducting pilot and flight attendant training and obtaining FAA certification. The Company incurred approximately 75% of its development and start-up expenses during the period from January 1, 1995 to April 27, 1995.
     The Company began flight operations on April 28, 1995 with two Boeing 737-300 aircraft and provided six daily round-trips between Colorado Springs and five cities. During 1995, the Company continued to add aircraft and cities, and had 12 aircraft providing 26 round-trips between Colorado Springs and 16 cities across the United States at December 31, 1995. The following chart indicates the Company's expansion of service since December 31, 1995.

                    TOTAL      NUMBER
                    NUMBER    OF ROUND
AS OF MONTH END  OF AIRCRAFT   TRIPS            SERVICE CHANGES
- - ---------------  -----------  --------  ------------------------------------
January 1996          12         26      Started one round-trip to Atlanta,
                                         reduced one round-trip to Dallas
February 1996         12         28      Started one round-trip in each of
                                         Nashville, San Antonio, and San Jose,
                                         and withdrew service from Wichita
March 1996            13         28      Added an additional round-trip to
                                         Phoenix and Las Vegas and reduced
                                         one trip per day to each of Seattle
                                         and San Francisco
May 1996              14         30      Started one round-trip to Portland,
                                         and added one additional round-trip
                                         to Newark
June 1996             16 (1)     33      Added an additional trip to San
                                         Antonio, San Diego, and San Francisco
July 1996             17         35      Added an additional trip to Atlanta
                                         and Seattle
August 1996           17         35      No schedule changes anticipated

(1) The Company wet leased two Boeing 727-200 aircraft for the seasonal period covering mid-June through September 4, 1996. The Company does not foresee extending said leases.

     The Company has also announced that it will begin service to Orlando, Florida and Ontario, California in early September, 1996.

RESULTS OF OPERATIONS

Operating Revenues
     Airline revenue is primarily a function of the number of passengers flown and the fares charged by the airline. Passenger ticket sales are recognized as revenue when the transportation is provided. The Company's fares are generally non-refundable and changes in travel plans may be made only prior to scheduled departure for a $35 change fee, ($25 in 1995), plus any fare increase. Fares for passengers who do not cancel in advance of scheduled departure and do not take the scheduled flight are recognized as revenue when the scheduled flight departs.
     The chart presented below compares the Company's passenger load factor to the incremental growth in capacity as measured by available seat miles (ASMS). The airline industry is extremely seasonal, with the highest load factors typically occurring in the summer months, and the lowest load factors occurring during September through October and January, February, April and May. The Company's load factor decreased 2.2 percentage points for the quarter ended June 30, 1996 from the quarter ended March 31, 1996, primarily due to seasonality. The Company's load factor decreased 4.1 percentage points when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This decrease can be primarily attributed to low introductory fares that the Company offered in 1995 to stimulate passenger traffic during the Company's initial start-up of operations and a significant increase in capacity during the comparison period. Also, bookings during May and early June, 1996 were somewhat affected by the ValuJet accident which occurred in May, 1996.

                                    PASSENGER           TOTAL         INCREASE (DECREASE)
OPERATING PERIOD                   LOAD FACTOR  AVAILABLE SEAT MILES     IN CAPACITY)
- - ----------------                   -----------  --------------------  -------------------
                                                      (000'S)
May 1995                              60.3%            46,934                  -- %
June 1995                             60.7             82,720                 76.2
Quarter ended September 30, 1995      67.5            320,462                147.2 <F1>
Quarter ended December 31, 1995       60.1            428,067                 33.6
Quarter ended March 31, 1996          58.7            565,706                 32.2
Quarter ended June 30, 1996           56.5            622,519                 10.0

<F1>
Calculated as the increase in capacity over total available seat miles for the months of
May and June 1995 combined.

     Generally, passenger revenue per revenue passenger mile (RPM) or yield, has increased since the Company's inception due to a combination of factors including increases in average fares and decreases in discounted introductory fares as a percentage of total fares. However, in periods when the Company introduces promotional fares in new markets or uses promotional fares to stimulate additional travel in existing markets, the Company generally experiences a decrease in passenger revenue per RPM as is reflected in the decline in the passenger revenue per RPM during the fourth quarter of 1995.
The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness. For the quarter ended June 30, 1996, the Company produced a yield of 10.6 cents which is a 7.4% increase in yield from the prior quarter primarily as a result of fewer promotional fares. The
Company shows a 11.8% increase in yield when compared to the prior year's respective quarter resulting from fewer promotional fares, larger concentration of bookings in the higher fare categories, and the expiration of the federal excise tax on base passenger fares.

                                                                           PASSENGER
                                 PASSENGER      REVENUE         AVERAGE     REVENUE
OPERATING PERIOD                  REVENUE   PASSENGER MILES  SEGMENT FARE   PER RPM
- - ----------------                 ---------  ---------------  ------------  ---------
                                  (000'S)        (000'S)                     (cents)
May 1995                          $  2,597        28,287        $ 61.81        9.18
June 1995                            4,845        50,238          71.18        9.64
Quarter ended September 30,1995     21,813       216,196          75.81       10.09
Quarter ended December 31, 1995     24,126       257,091          72.36        9.38
Quarter ended March 31, 1996        32,787       332,061          80.36        9.87
Quarter ended June 30, 1996         38,265       351,547          91.89       10.60

     The Company's operating break-even load factor during the fourteen months of its operations has fallen from a high of 104.8% in May 1995 to 50.9% in June 1996. As the Company's fleet has expanded, the incremental passenger revenue generated from the additional capacity has covered the incremental costs of the expansion, as well as a portion of the Company's existing fixed costs, resulting in a steady decline in the operating break-even load factor. Additionally, the Company continues to focus on cost containment and revenue enhancement. There can be no assurance that any incremental passenger revenue generated in the future as the Company expands its fleet will be sufficient to cover incremental costs or that, ultimately, as a result of these or other factors, the Company's operating break-even load factor will continue to decrease.

                                    OPERATING  OPERATING
                                    COST PER   BREAK-EVEN
OPERATING PERIOD                       ASM     LOAD FACTOR
- - ----------------                    ---------  -----------
                                     (cents)
May 1995                               9.96       104.8%
June 1995                              7.69        79.6
Quarter ended September 30,1995        6.91        67.0
Quarter ended December 31, 1995        6.59        68.4
Quarter ended March 31, 1996           6.52        64.2
Quarter ended June 30, 1996            6.31        56.4

Operating Expenses
     Prior to April 28, 1995 the Company was a development stage enterprise, therefore, flight operations during the first two quarters of 1995 consisted of only two months, May and June. Therefore, the Company will only compare operating costs for the quarters ended June 30, 1996 and 1995 as a year-to-date comparison would not be meaningful.
  The following table shows the components of operating cost per available seat mile, (shown in cents):

                                                 QUARTER ENDED   QUARTER ENDED
                                                 JUNE 30, 1996   JUNE 30, 1995
                                                 -------------   -------------
                                                     (cents)         (cents)
Salaries, wages and benefits                           1.16            1.67
Aircraft lease expense                                 1.46            1.46
Aircraft fuel and oil                                  1.09             .96
Other rentals, landing, and ground handling fees        .66            1.04
Advertising and public relations                        .37             .70
Insurance expense                                       .20             .33
Maintenance materials and repairs                       .35             .42
Agency and cargo commissions                            .22             .20
Depreciation and amortization                           .17             .19
Other operating expenses                                .62            1.56
                                                       ----            ----
Total                                                  6.31            8.51
                                                       ====            ====

     Salaries, wages and benefits decreased by .51 cents per ASM or 31% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This decrease can be attributed to a 481% increase in ASMs, with only a 257% increase in full-time equivalent personnel (FTEs).
     Aircraft lease expense remained flat at 1.46 cents per ASM for both of the quarters ended June 30, 1996 and 1995 because the average monthly lease rate increased only nominally (4.27%), from $200,000 per month to $208,540 per month. The Company has expanded from 5 leased aircraft (all on operating leases) at June 30, 1995 to 16 aircraft (one purchased, two wet leased, and 13 under operating leases) at June 30, 1996. Additionally, the lease rate for the two wet lease aircraft is based on the actual block hours of utilization, and is inclusive of insurance and crew costs. The wet leased aircraft account for .09 cents per ASM.
     Aircraft fuel and oil expense increased by .13 cents per ASM or 13.5% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This net increase reflects the combined effect of a 10.1 cent per gallon or 15.6% fuel price increase, offset by a 2.0% fuel consumption decrease. A portion of the increase in the price per gallon is due to the assessment of a 4.3 cents per gallon federal excise tax from which the industry was exempt during the quarter ended June 30, 1995. Said tax became effective October 1, 1995. The decrease in fuel consumption resulted from improved operating procedures and an increase in the overall average stage length of 161 miles during the comparison period. The Company's average stage length increased to 839 miles by June 30, 1996.
     Other rentals, landing, airport and ground handling fees decreased by .38 cents per ASM or 36.5% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This decrease was primarily due to a 23.7% increase in average stage length, which increased from 678 miles for the quarter ended June 30, 1995 to 839 miles for the quarter ended June 30, 1996. This increase in the average stage length indicates that the increase in the number of flights was materially less on a percentage basis than the increase in the number of ASMs. Additionally, airport rents and fees at the Company's hub in Colorado Springs decreased substantially because of a substantial increase in the number of passengers enplaned. Lastly, the Company added flight frequencies in existing markets so the increase in ASMs did not have a corresponding increase in costs.
     Advertising expense decreased by .33 cents per ASM or 47.1% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This decrease is due to the high level of introductory advertising needed in the Company's first quarter of operations, in order to generate service awareness plus the increase in the number of ASMs..
     Insurance expense decreased by .13 cents per ASM or 39.4% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This decrease reflects an overall rate reduction achieved by the Company because of its favorable risk experience during its initial year of service. The Company's insurance rates for the initial policy period of March, 1995 through March, 1996 were inordinately high due to the Company's status as a start-up air carrier.

     Maintenance materials and repairs expense decreased by .07 cents per ASM or 16.7% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This decrease reflects a reduction in the costs associated with inducting aircraft into the Company's fleet, because the later aircraft additions are newer in vintage and required less maintenance program bridging activities. Additionally, costs for the quarter ended June 30, 1995 reflect some one-time initial consumables inventory provisioning.
     Agency and cargo commissions increased by .02 cents per ASM or 10.0% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This increase reflects a slight increase in the percentage of sales booked through travel agencies, resulting from the Company's continued focus on improving travel agents' awareness and acceptance of the Company's product.
     Depreciation and amortization decreased by .02 cents per ASM or 10.5% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. This decrease is the direct result of the 480% increase in ASMs.
     Other operating expenses decreased by .94 cents per ASM or 60.3% when comparing the quarter ended June 30, 1996 to the quarter ended June 30, 1995. Other operating expenses include telecommunication and utilities charges, professional and consulting services, supplies and minor equipment (excluding aircraft maintenance supplies), credit card processing fees, bad debt expense, travel and incidental expense, and passenger reaccomodation and baggage delivery charges. Some of these costs, such as utilities, professional fees, and travel and incidental are fixed costs which do not vary with the number of ASMs so the decrease in said costs results from the larger number of ASMs over which such costs are allocated. Decreases in variable costs such as telecommunications, supplies, credit card processing fees, etc. resulted from the Company's continued focus on cost control and an increase in the number of ASMs over which such costs are allocated.

BALANCE SHEET FLUCTUATION ANALYSIS
- - ----------------------------------
     The Company's prepaid expenses and other current assets account increased by $5.8 million or 142% during the six months ended June 30, 1996. Approximately $4.0 million of said increase is the costs of capitalized "C" level airframe maintenance checks which are being amortized over the period expiring until the next scheduled "C" check. Additionally, over $1.6 million of the remaining increase represents prepaid aviation insurance premiums which are paid ratably over the policy period, but are expensed as incurred based on revenue passenger miles flown and the number of aircraft comprising the fleet.
     The Company's current and long-term prepaid maintenance account increased by $3.9 million or 101% during the six months ended June 30, 1996. Included in this account are aircraft maintenance reserves paid on a cost per flight hour basis to the lessors of the Company's aircraft and engines. The combined balance at December 31, 1995 was $3.9 million, representing 14,926 flight hours at an average reserve rate of $260 per flight hour. The $3.9 million increase reflects a contribution for the flight hours produced during the six month period, net of reserves released for covered maintenance events. Said contributions are classified as short term to coincide with the cost of anticipated "covered maintenance events" that will occur during the balance of 1996.
     The Company's property and equipment increased $23.8 million during the six months ended June 30, 1996 primarily due to the purchase of a Boeing 737-300 aircraft. The aircraft was financed with cash equity from the Company and a $16.6 million note payable to a third party. The aircraft is being depreciated for book purposes over an estimated useful life of 20 years.
      The Company's air traffic liability account increased by $6.9 million or 62% during the six months ended June 30, 1996. This increase resulted primarily from advance reservations made for summer and fall travel and the increase in the number of flights from December 31, 1995 to June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
     From the Company's inception on April 12, 1994 through June 30, 1996, the Company's pre-operating and development costs, as well as its operating costs since the commencement of flight operations, have been funded primarily with the proceeds from private sales of its equity securities and from the proceeds of its initial public offering. The Company has received net proceeds from the sale of equity securities aggregating approximately $76.8 million.

     During the six months ended June 30, 1996, the Company's operating activities resulted in a cash flow deficit of $11.7 million, which has been funded primarily with proceeds from the private and public sale of the Company's equity securities. At June 30, 1996, the Company had cash and cash equivalents of $41.4 million, including restricted cash and cash equivalents of $11.8 million. Working capital at June 30, 1996 was approximately $31.6 million.
     Cash flow used in investing activities, consisting of capital expenditures, totaled $25.6 million during the six months ended June 30, 1996, of which $16.6 million related to the acquisition of a Boeing 737-300 aircraft and was funded through a long-term note payable from a third party. Capital expenditures consisted primarily of the aircraft purchase described above, aircraft modifications and the acquisition of ground equipment, telecommunications and computer equipment, software, facility leasehold improvements, office equipment and furniture.
     The Company expects to incur approximately $83.1 million for capital expenditures over the next six months of which $64.1 million is expected to be financed by various parties. Said expenditures cover aircraft interior modifications and fleet induction costs, telecommunications and computer equipment, reservation and information system improvements, facility construction and leasehold improvements, aircraft maintenance tooling and other equipment.
     At June 30, 1996, the Company operated thirteen (13) aircraft under operating leases with terms of either five (5) or ten (10) years.
Additionally, the Company has entered into a ten (10) year operating lease for a fourteenth leased aircraft that was inducted into the fleet in July, 1996.
The Company's fifteenth aircraft was purchased, and is described above. Effective June 10, 1996, the Company entered into a lease agreement with Express One International ("Express One") for two (2) Boeing 727-200 aircraft. Said lease covers the cost of flight crews, maintenance, and insurance for round-trip flights on the Company's routes between Colorado Springs and Newark, and Colorado Springs and Washington Dulles. The agreement requires the Company to pay based on the number of block hour of aircraft utilization. The lease expires on September 4, 1996. Also, the Company has signed letters of intent with two separate parties for the purchase of two additional 1991 Boeing 737-300 aircraft scheduled for delivery in November, 1996 and March, 1997, respectively. The Company expects to finance these purchases through a long-term sale leaseback arrangement or third party debt financing.
     In May, 1996 the Company entered into a Letter of Intent ("LOI") with the Boeing Company for the acquisition of up to ten (10) Boeing 737-300 and up to ten (10) Boeing 737-700 new aircraft. Under the LOI, the 737-300 aircraft would be delivered during the period May, 1997 to May, 1998 while the 737-700 aircraft would be delivered during the period June, 1998 to October, 1999.
The Company expects to finance said aircraft through a combination of long-term debt, operating and financing/leveraged leases. At present, the Company is in the process of finalizing a definitive purchase agreement with the Boeing Company and retaining the services of a financial advisor to structure the acquisition financing.
     Additionally, the Company leases four (4) spare engines under operating leases with terms ranging from one year to three years. Rent expense under all operating leases is recognized on a straight-line basis over the lease term. The amount charged to aircraft and engine lease expense was approximately $16.9 million for the six months ended June 30, 1996. Over the next six months, the Company expects to incur approximately $10.0 million for aircraft maintenance reserve deposits, aircraft lease security deposits and aircraft heavy maintenance (net of accumulated reserve deposits and lessor contributions).
     Cash flow from financing activities totaled $17.0 million during the six months ended June 30, 1996, largely resulting from third party financing for the aircraft purchase described above. Approximately $.2 million was generated from the sale of Company stock pursuant to the Company's Employee Stock Purchase Plan, and $.7 million was generated from the sale of common stock in connection with Employee Stock Options.
     In May, 1996 the Company entered into an aircraft acquisition facility agreement with a lender, which provides for up to $20.0 million in a revolving line of credit reserved for the acquisition of Boeing 737-300 aircraft. Said facility is an interim financing vehicle with an initial term of one (1) year. Advances under the facility are set at 75% to 80% of the actual aircraft purchase price and such advances bear interest at the thirty (30) day London Inter-Bank Offered Rate (LIBOR) plus 350 basis points. During the term the Company makes interest only payments in arrears. At the end of the facility term, the Company will repay all outstanding amounts owed the lender by either arranging for permanent financing on the aircraft covered by the facility or fund said amounts from the Company's treasury.
     Now that the Company has completed a full year of flight operations, the Company is working diligently with its primary bank and other financial institutions to establish working capital lines of credit and letters of credit to supplement the Company's working capital reserves. Additionally, the Company is diligently working with various substantial aircraft financing sources to put in place interim and permanent aircraft financing facilities that would be reserved for the acquisition of both new and used Boeing 737 aircraft.
     On May 28, 1996, the Company was extended a $5.0 million line of credit by a technology equipment lessor for financing the acquisition of computer hardware and software. Said facility carries an initial term of one (1) year and provides financing for 100% of the technology acquisition cost. As technology purchases are made, advances under the line of credit are evidenced by the execution of separate operating lease agreements under which the lease rates are calculated based upon length of lease term, type of equipment acquired, percentage of soft cost financed, and the corresponding Treasury
Note rate in effect at the time of the advance. The technology line of credit remains in effect so long as there is not a material adverse change in the credit rating of the Company during the twelve (12) month term of the credit line.
     Though the Company generated positive cash flows in the month of June, 1996, the Company's operations have not generated positive cash flow on a year-to-date basis. Should positive cash flow from operations be sustained, such funds will be available to fund ongoing operations and planned expansion. However, if the Company does not sustain positive cash flow from operations as expected, the Company believes that its existing working capital and its borrowing capacity under the credit facilities described above will be sufficient to meet its operating requirements, liquidity and capital needs for a period of at least twelve months. Additionally, the Company will continue to make use of lease financing, especially for the acquisition of aircraft, telecommunications and computer equipment. Also, the Company could realize additional capital from the sale of equity through its Employee Stock Purchase Plan and/or the exercise of any of the Company's outstanding warrants or stock options.

OUTLOOK: ISSUES AND UNCERTAINTIES
- - ---------------------------------
     Although the Company does not provide forecasts of projected financial performance, the business strategy employed by the Company is sound and management is optimistic about Western Pacific's long-term prospects. The WestPac strategy avoids some of the mistakes that caused some other start-up airlines to fail and takes advantage of the inherent inefficiencies that plague the older, larger carriers by operating at a lower cost structure than the competition. However, the following issues and uncertainties, among others, should be considered in evaluating the Company's future performance.
     Consumer concern about operating safety conditions at start-up carriers. The highly publicized safety issues that led to the Federal Aviation Administration (FAA) grounding of ValuJet have caused some consumers to question the operating safety of all start-up airlines. Though the Company recently passed a rigorous National Aeronautical Safety Inspection audit conducted by the FAA and passed an independently commissioned comprehensive safety audit conducted by the Flight Safety Foundation, there is no assurance that in the future the FAA will not take more restrictive actions against the Company because of its start-up status. Such actions by the FAA could increase operating costs and reduce future earnings potential. Additionally, though the Company has seen very little reduction in its future reservations from consumers concerned about the Company's operating safety, there is no assurance that future bookings will not be affected by such concerns or actions taken by the FAA.
     Effect on traffic of a reinstatement of the 10% Federal Excise Tax. The federal budget impasse of last year allowed a 10% federal excise tax on base airline transportation charges to expire on January 1, 1996. It is anticipated that this tax will be reinstated, during the second half of calendar year 1996, though the exact date has not yet been determined. Since January 1996, the 10% tax differential has been retained by the Company as additional revenue, therefore the Company does not know how the reinstatement of this tax will affect its pricing and future bookings.
     Availability of aircraft. The strike at Boeing earlier this year, coupled with the airline industry's recent record profits, has caused a shortage in the availability of used and new 737-300's around the world.
Though the Company has entered into letters of intent for two additional aircraft and is negotiating with Boeing for new aircraft, there is no assurance that the Company will be able to secure the aircraft it requires to facilitate its expansion plans nor that such aircraft can be obtained on financial terms acceptable to the Company.
     Start-up of Mountain Air Express (MAX). The Company is in the process of assisting in the start-up of a commuter carrier, Mountain Air Express, to carry traffic into and out of Colorado ski markets from Colorado Springs and other third tier travel markets. Service is scheduled to begin late in the fourth quarter of 1996. MAX is a separate company from Western Pacific
Airlines and is in the process of raising its own capital and obtaining its own operating certificate. Western Pacific Airlines will provide marketing, reservation, and various administrative support services to MAX. There are no assurances that MAX will actually begin operations, nor what effect its operation will have on the Company.
     Start-up of Thrifty Car Rental Franchise (Colorado Springs Car Rental, Inc.). The Company has formed a wholly-owned subsidiary, Colorado Springs Car Rental, Inc., for the purpose of operating a Thrifty car rental franchise in Colorado Springs and Douglas County. The Company is currently in negotiations for the franchise agreement and in organizing the operation and capitalization. It is anticipated that this franchise will have separate management from the Company.
     Unionization of Employee Groups. The Company's mechanics voted to join the Teamsters union in May 1996. No other work groups are currently represented by, or have voted to be represented by, a union. While the mechanics' action has not altered the Company's work rules or increased the Company's costs, there can be no assurance that such action won't in the future or that other employee groups will not vote for union representation, nor that labor costs for those groups represented by a union will not increase.
     Expansion of the Colorado Springs Airport. The city of Colorado Springs is currently planning on building a temporary concourse at the Colorado
Springs airport, which will provide five additional gates for jet aircraft, and eventually four gates for the commuter carrier. The construction plan has already been approved by the Colorado Springs Airport Authority and the Colorado Springs City Council. It is currently anticipated that the temporary concourse will be operational by November 1996. There can be no assurance that such expansion will be completed on schedule. Any significant delay could have a materially adverse impact on the Company's operations and future growth.
     General State of United States Economy. The airline industry is highly susceptible to general changes in the economic climate, particularly in the leisure travel segment of the market. Any downturn in the economy of the United States could have an adverse effect on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's 1996 Annual Meeting of Stockholders held on May 31, 1996, the stockholders took the following actions:
1. Re-elected the three persons named below as Class II members of the Board of Directors to serve until the 1999 annual meeting of stockholders or until their successors are duly elected and qualified:

                NAME OF DIRECTOR                  FOR            WITHHELD
                -------------------            ----------        --------
                John S. Lancy                  11,149,468         15,845
                Glenn M. Stinchcomb            11,149,468         15,845
                James R. Wikert                11,148,951         16,362
   There were no broker non-votes on this matter.

2. Approved the Western Pacific Airlines, Inc. 1996 Restricted Stock Plan for Non-Employee Directors by a vote of 10,742,630 for; 117,671 against; 16,900 abstained; and 288,112 broker non-votes.

3. Approved amendments to the Western Pacific Airlines, Inc. 1995 Directors' Option Plan by a vote of 10,736,792 for, 187,756 against, 40,037 abstained and 200,728 broker non-votes.

4. Approved amendments to the Western Pacific Airlines, Inc. 1994 Stock Option Plan by a vote of 10,462,783 for; 466,226 against; 35,576 abstained; and 200,728 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents filed with this Report:
1. Financial Statements. The financial statements filed as a part of this report are listed in Item 1, "Financial Statements and Supplementary Data," herein.
2. Financial Statement Schedules. There are no financial statement schedules filed as part of this report, since the required information is included in the financial statements, including notes thereto, or the circumstances requiring inclusion of such schedules are not present.
3. Exhibits. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K. As used in the list of Exhibits below, "Registrant" refers to the Company.

                              EXHIBIT  INDEX

     EXHIBIT
       NO.                     DESCRIPTION OF EXHIBIT
     --------                  ----------------------
       10.63   -- Sublease agreement dated March 18, 1996 between Registrant and TACA International Airlines, S.A.
       10.64   -- Aircraft Lease Agreement dated May 31, 1996 between
               Registrant and International Lease Finance Corporation.
       10.65   -- Wet Lease Agreement dated May 28, 1996 between the
               Registrant and Express One.
        27     -- Financial Data Schedule
- - -----------------------

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 WESTERN PACIFIC AIRLINES, INC.


 By: /s/  EDWARD R. BEAUVAIS
    ---------------------------
 Edward R. Beauvais
 Chairman, President and Chief Executive Officer

 Date:   August 12, 1996.

 By: /s/  MARTIN J. DUGAN, JR.
    ---------------------------
 Martin J. Dugan, Jr.
 Vice-President and Chief Financial Officer (Principal Financial Officer)

 Date:   August 12, 1996.