Form 10-Q/A
period 1996-06-30
WESTERN PACIFIC AIRLINES INC /DE/
filed 1996-10-29
CIK 930239

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 1996    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ______________________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No[ ]

As of August 1, 1996 there were 13,353,150 shares of Common Stock of the registrant issued and outstanding.

EXHIBIT  INDEX

Exhibit No.  Description of Exhibit
-----------  -----------------------
 10.63       -- Sublease agreement dated March 18, 1996 between Registrant and
                TACA International Airlines, S.A.
 10.64       -- Aircraft Lease Agreement dated May 31, 1996 between Registrant and International Lease Finance Corporation.
* 10.65      -- Wet Lease Agreement dated May 28, 1996 between the Registrant and Express One.
 27          -- Financial Data Schedule
-----------------------------
 (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.
* Portions of this document have been redacted and filed separately with the Commission as part of a request by the Company for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.


Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 WESTERN PACIFIC AIRLINES, INC.

 By: /s/  EDWARD R. BEAUVAIS
     -----------------------
 Edward R. Beauvais
 Chairman, President and Chief  Executive Officer

 Date:   October 30, 1996.

 By: /s/  MARTIN J. DUGAN, JR.
     -------------------------
 Martin J. Dugan, Jr.
 Vice-President and Chief  Financial Officer (Principal Financial Officer)

 Date:   October 30, 1996.