Form 10-Q
period 1996-09-30
WESTERN PACIFIC AIRLINES INC /DE/
filed 1996-11-14
CIK 930239

=============================================================================
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q


(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 1996  OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________________ to
______________________.

Commission File Number   0-27238

                       Western Pacific Airlines, Inc.
           (Exact Name of Registrant as Specified in Its Charter)

          Delaware	                              	86-0758778
  (State or other jurisdiction                 (I.R.S. employer
of incorporation or organization)           identification number)

  2864 South Circle Drive, Suite 1100
      Colorado Springs, Colorado		                   80906
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code:  (719) 579-7737

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]
As of November 1, 1996 there were 13,379,890 shares of Common Stock of the registrant issued and outstanding.
==============================================================================

WESTERN PACIFIC AIRLINES, INC.

INDEX

PART I. FINANCIAL INFORMATION

                                                                 Page Number
                                                                 -----------
Item 1.	Financial Information

	Balance Sheets
      	September 30, 1996 and December 31, 1995                      	3

	Statements of Operations
      	Three Months ended September 30, 1996 and 1995	                4
		     Nine Months ended September 30, 1996 and 1995

	Statements of Cash Flows
	      Nine Months ended September 30, 1996 and 1995                 	5

	Notes to Financial Statements	                                       6

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations			                            		6


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	                            16

       	Signatures                                                  	17

WESTERN PACIFIC AIRLINES, INC.

BALANCE SHEETS
                                                 SEPT. 30, 1996   DEC. 31, 1995
                                                 --------------  --------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $   19,289,039	 $   49,966,697
Restricted cash and cash equivalents                 11,249,270	   	  8,350,639
Accounts receivable, net of allowance for
   uncollectible accounts of $285,000 and
   $350,000 at Sept. 30, 1996 and December
   31,1995, respectively                              5,724,942	   	  5,248,621
Prepaid expenses and other                           15,719,767	   	  4,110,174
Prepaid maintenance	                                  6,668,990     	 1,648,498
                                                  -------------   -------------
		Total current assets                               58,652,008	     69,324,629

PROPERTY AND EQUIPMENT, net                          39,462,490		    13,335,405

PREPAID MAINTENANCE                                  	4,114,435       2,232,797

AIRCRAFT AND ENGINE DEPOSITS                         13,983,695      	5,887,188

RESTRICTED CASH AND CASH EQUIVALENTS	                   955,308	    	   571,985

OTHER                                              	  1,590,855         267,178
							                                           -------------   -------------
                                                  $ 118,758,791   $ 	91,619,182
                                                  =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                  $   6,009,581   $   2,206,303
Accrued expenses                                     12,233,916    		11,018,931
Air traffic liability                                18,561,439      11,137,622
Other	                                                1,580,824     		1,125,409
                                                  -------------   -------------
Total current liabilities	                           38,385,760	     25,488,265
                                                  -------------   -------------

LONG-TERM DEBT                                       15,285,775		          -

OTHER LIABILITIES                                     1,446,528		       465,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 13,367,050
   issued and 13,362,050 outstanding at
   September 30, 1996, and 13,220,913 issued
   and outstanding at December 31, 1995               	  13,367	         13,221
Deferred management fees                              	(600,000)       (900,000)
Additional paid-in capital                           79,953,843	     79,363,393
Treasury stock (5,000 shares)	                          (82,761)           -
Accumulated deficit                                 (15,643,721)    (12,811,115)
                                                  -------------   -------------
Total stockholders' equity                           63,640,728     	65,665,499
                                                  -------------   -------------
                                                  $ 118,758,791	  $ 	91,619,182
                                                  =============   =============
See accompanying notes.

WESTERN PACIFIC AIRLINES, INC.

CONDENSED STATEMENT OF OPERATIONS
                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPT.30,1996  SEPT.30,1995   SEPT.30,1996  SEPT.30,1995
                                                    ------------  ------------   ------------  ------------
OPERATING REVENUES
------------------
 Passenger revenue                                  $ 44,374,767  $ 21,813,326   $115,426,934  $ 29,254,546
 Cargo and other revenue                               1,146,092       476,516      3,113,170       646,563
                                                    ------------  ------------   ------------  ------------
  Total Operating Revenues                            45,520,859    22,289,842    118,540,104    29,901,109
                                                    ------------  ------------   ------------  ------------

OPERATING EXPENSES
------------------
 Salaries, wages, and benefits                         7,671,333     4,720,115     21,872,593     8,529,260
 Aircraft lease expense                               11,747,081     4,631,320     28,618,915     6,872,853
 Aircraft fuel and oil                                 8,841,993     3,000,529     21,518,814     4,288,733
 Other rentals, landing and ground handling            4,288,427     2,588,979     12,645,003     4,173,342
 Advertising expense                                   2,105,384     1,329,535      6,544,083     2,468,798
 Insurance                                             1,238,764       716,199      4,257,656     1,414,402
 Maintenance materials and repairs                     2,718,466       799,294      6,759,690     1,068,350
 Agency commissions                                    1,631,491       907,579      4,051,106     1,172,516
 Depreciation and amortization                         1,358,172       563,870      3,209,824       956,766
 Other operating expenses                              4,892,134     2,871,905     13,191,816     6,993,588
                                                    ------------  ------------   ------------  ------------
  Total Operating Expenses                            46,493,245    22,129,325    122,669,500    37,938,608
                                                    ------------  ------------   ------------  ------------

  Operating Income (Loss)                               (972,386)      160,517     (4,129,396)   (8,037,499)

INTEREST INC.,NET OF EXP.                                 62,061       211,122      1,296,790       553,119
                                                    ------------  ------------   ------------  ------------

NET INCOME(LOSS)                                    $   (910,325) $    371,639   $ (2,832,606) $ (7,484,380)
                                                    ============  ============   ============  ============
INCOME(LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT                       $      (0.07) $       0.03   $      (0.21) $      (0.72)
                                                    ============  ============   ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING                13,356,066    10,644,000     13,286,723    10,365,005
                                                    ============  ============   ============  ============

<FN1>
See Accompanying Notes

WESTERN PACIFIC AIRLINES, INC.

STATEMENTS OF CASH FLOWS
                                                         NINE MONTHS ENDED
                                                    SEPT.30,1996   SEPT.30,1995
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $ (2,832,606)  $ (7,484,379)

Adjustments to reconcile net loss to net cash
used in operations -
 Depreciation and amortization                         3,209,824        896,382
 Gain on asset sale/leaseback                            (55,413)          -
 Amortization of deferred management fee                 300,000        200,000
 Increase in receivables                                (476,321)    (4,222,527)
 Increase in prepaid expenses and other              (11,609,593)    (2,532,927)
 Increase in prepaid maintenance                      (6,902,130)    (2,014,047)
 Increase in aircraft and engine deposits             (2,296,507)    (4,004,866)
 Increase in restricted cash                          (3,281,954)    (9,310,293)
 Increase in other assets                             (1,323,677)      (425,154)
 Increase in accounts payable                          3,803,278        135,886
 Increase in accrued expenses                          1,214,985      6,919,447
 Increase in air traffic liability                     7,423,817     10,690,243
 Increase in other liabilities                           536,696        219,496
                                                    ------------   ------------
     Net cash used in operating activities           (12,289,601)   (10,932,739)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net             (29,336,909)    (9,783,614)
 Increase in production and option deposits           (5,800,000)          -
                                                    ------------   ------------
     Net cash flows used in investing activities     (35,136,909)    (9,783,614)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in long-term debt                           16,616,117           -
 Principal payments on long-term debt                   (375,100)          -
 Sale of common stock, net of issuance costs                -           551,850
 Sale of preferred stock, net of issuance costs             -        10,208,983
 Additional issuance costs related to IPO               (362,223)          -
 Sale of common stock in connection with the ESPP        200,761           -
 Exercise of stock options                               752,058           -
 Purchase of treasury stock                              (82,761)          -
                                                    ------------   ------------
    Net cash flows provided by financing activities   16,748,852     10,760,833
                                                    ------------   ------------

DECREASE IN CASH                                     (30,677,658)    (9,955,520)

CASH, beginning of period                             49,966,697     13,002,743
                                                    ------------   ------------

CASH, end of period                                 $ 19,289,039   $  3,047,223
                                                    ============   ============

See Accompanying Notes

WESTERN PACIFIC AIRLINES, INC.

NOTES TO FINANCIAL STATEMENTS

1. PREPARATION OF FINANCIAL STATEMENTS

     The accompanying financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The organization and business of the Company, accounting policies followed by the Company, and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 1995 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report. The results of operations for the nine months ended September 30, 1996 may not necessarily be indicative of the results for the entire fiscal year ending December 31, 1996.

2. LONG TERM DEBT

     In April, 1996, the Company purchased a 1989 Boeing 737-300 aircraft for cash and a $16.6 million note payable to a third party. The note, which matures in April 2011, requires monthly payments of principal and interest, which accrues annually at 10.4 percent. The note is subject to the terms of a credit agreement, security agreement and chattel mortgage. The terms of these agreements require the Company to deposit an amount per flight hour into a maintenance cost reserve fund, which the Company may subsequently draw from as actual airframe and engine overhaul expenses are incurred. The reserve fund requirement may be eliminated in the event the Company achieves certain tangible net worth targets or enters into acceptable Maintenance Service Program agreements with third party maintenance providers. The Company may prepay the note starting in April 2000, subject to certain prepayment provisions. The note payable is collateralized by the aircraft.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "OUTLOOK: ISSUES AND UNCERTAINTIES", AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

	                    Total	      Number
                	    Number 	   of Round
As of Month End   of Aircraft    Trips            Service Changes
---------------   -----------   --------    ----------------------------------
January 1996	         12	          26       Started one round-trip to Atlanta,
			                                         reduced one round-trip to Dallas
February 1996	        12	          28       Started one round-trip in each of
                                            Nashville, San Antonio, and San
                                            Jose, and withdrew service from
                                            Wichita
March 1996	           13	          28       Added an additional round-trip to
                                            Phoenix and Las Vegas and reduced
                                            one trip per day to each of
                                            Seattle and San Francisco
May 1996 	            14	          30       Started one round-trip to Portland,
                                            and added one additional round-trip
		                                          to Newark
June 1996             16 (1)       33       Added an additional trip to San
                                            Antonio, San Diego and San Francisco
July 1996             17           35       Added an additional trip to Atlanta
                                            and Seattle
September 1996	       15	          31       Started one round trip to Orlando
                                            and Ontario (CA); reduced one trip
                                            per day to each of Newark, Atlanta,
                                            Oklahoma City, San Antonio, Seattle,
                                            and San Francisco

(1) The Company wet leased two Boeing 727-200 aircraft for the seasonal period covering mid-June through September 5, 1996. The Company took delivery of its fifteenth aircraft in July 1996.

The Company has previously announced that on December 4, 1996, it will withdraw service to San Jose, California and eliminate one round trip to San Diego and add service to Miami, Florida.

RESULTS OF OPERATIONS

Operating Revenues

Airline revenue is primarily a function of the number of passengers flown and the fares charged by the airline. Passenger ticket sales are recognized as revenue when the transportation is provided. The Company's fares are generally non-refundable and changes in travel plans may be made only prior to scheduled departure for a $35 change fee, plus any fare increase. Fares for passengers who do not cancel in advance of scheduled departure and do not take the scheduled flight are recognized as revenue when the scheduled flight departs.

The chart presented below compares the Company's passenger load factor to the incremental growth in capacity as measured by available seat miles (ASM). The airline industry is extremely seasonal, with the highest load factors typically occurring in the summer months, and the lowest load factors occurring during September through October and January, February, April and May. The Company's load factor increased 1.0 percentage point for the quarter ended September 30, 1996 from the quarter ended June 30, 1996, primarily due to seasonality. The Company's load factor decreased 10.0 percentage points when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. This decrease can be attributed to adverse publicity related to the ValuJet and TWA accidents which occurred in May and July, 1996, respectively; aggressive summer 1996 capacity increases and pricing initiatives by competitors at both Colorado Springs and Denver; and the reimposition of the 10% federal excise tax on tickets.

                                    	Passenger         	 Total	          Increase (Decrease)
Operating Period	                   Load Factor   Available Seat Miles      in Capacity)
----------------                    -----------   --------------------   ------------------
	                                                        (000s)
May 1995	                               60.3%            46,934	                  --
June 1995                              	60.7	            82,720	                76.2%
Quarter ended September 30, 1995        67.5           	320,462               	147.2  (1)
Quarter ended December 31, 1995         60.1	           428,067                	33.6
Quarter ended March 31, 1996            58.7           	565,706	                32.2
Quarter ended June 30, 1996             56.5           	622,519	                10.0
Quarter ended September 30, 1996        57.5           	745,821	                19.8

<FN1>
(1)	Calculated as the increase in capacity over total available seat miles for the months of May and June 1995 combined.

Generally, passenger revenue per revenue passenger mile (RPM) or yield, has increased since the Company's inception due to a combination of factors including increases in average fares and decreases in discounted introductory fares as a percentage of total fares. However, in periods when the Company introduces promotional fares in new markets or uses promotional fares to stimulate additional travel in existing markets, the Company generally experiences a decrease in passenger revenue per RPM as is reflected in the decline in the passenger revenue per RPM during the fourth quarter of 1995.
The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness. For the quarter ended September 30, 1996, the Company produced a yield of 10.36 cents which is a 2.2% decrease in yield from the prior quarter primarily as a result of the reenactment of the 10% federal excise tax on August 27, 1996. The Company shows a 2.7% increase in yield when compared to the prior year's respective quarter resulting from fewer promotional fares and a larger concentration of bookings in the higher fare categories.

                                    Passenger      Revenue         Average      Revenue
Operating Period                     Revenue	   Passenger Miles  Segment Fare   Per RPM
----------------                    ---------   ---------------  ------------   -------
                                     (000's)         (000's)                    (cents)
May 1995                             $ 2,597         28,287         $ 61.81       9.18
June 1995                              4,845         50,238           71.18       9.64
Quarter ended September 30,1995       21,813        216,196           75.81      10.09
Quarter ended December 31, 1995	      24,126        257,091           72.36       9.38
Quarter ended March 31, 1996	         32,787        332,061           80.36	      9.87
Quarter ended June 30, 1996           38,265        351,547	          91.89     	10.60
Quarter ended September 30, 1996      44,375       	428,509	          90.98 	    10.36

The Company's operating break-even load factor during the seventeen months of its operations has fallen from a high of 104.8% in May 1995 to 58.7% for the quarter ended September 30, 1996. Historically, as the Company's fleet has expanded, the incremental passenger revenue generated from the additional capacity has covered the incremental costs of the expansion, as well as a portion of the Company's existing fixed costs, resulting in a steady decline in the operating break-even load factor. While the Company's cost per ASM continued to decrease for the quarter ended September 30, 1996 from the prior quarter, the operating break even load factor increased slightly by 2.3 percentage points based on the reduction in yield quarter over quarter as explained above. There can be no assurance that any incremental passenger revenue generated in the future as the Company expands its fleet will be sufficient to cover incremental costs or that, ultimately, as a result of these or other factors, the Company's operating break-even load factor will decrease.

                                               Operating         Operating
                                               Cost Per          Break-Even
Operating Period                                  ASM	           Load Factor
---------------------------------------        ---------         -----------
                                                (cents)
May 1995                                          9.96              104.8%
June 1995	                                        7.69               79.6
Quarter ended September 30,1995	                  6.91               67.0
Quarter ended December 31, 1995	                  6.59               68.4
Quarter ended March 31, 1996	                     6.52               64.2
Quarter ended June 30, 1996                       6.31               56.4
Quarter ended September 30, 1996                  6.23               58.7

OPERATING EXPENSES
The following table shows the components of operating cost per available seat mile, (shown in cents):

                                                THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                                                    ENDED          ENDED           ENDED          ENDED
                                               SEPT. 30, 1996  SEPT. 30,1995  SEPT. 30, 1996  SEPT. 30, 1995
                                               --------------  -------------  --------------  --------------
                                                   (cents)        (cents)        (cents)         (cents)
Salaries, wages and benefits                         1.03           1.47           1.13            1.53
Aircraft lease expense                               1.57           1.45           1.48            1.45
Aircraft fuel and oil                                1.19            .94           1.11             .95
Other rentals, landing, and ground handling fees      .57            .81            .65             .87
Advertising and public relation                       .28            .41            .34             .50
Insurance expense                                     .17            .22            .22             .25
Maintenance materials and repairs                     .36            .25            .35             .38
Agency and cargo commissions                          .22            .28            .21             .26
Depreciation and amortization                         .18            .18            .17             .17
Other operating expenses                              .66            .90            .68            1.01
                                                     ----           ----           ----            ----
Total                                                6.23           6.91           6.34            7.37
                                                     ====           ====           ====            ====

Salaries, wages and benefits decreased by .44 cents per ASM or 32% when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. This decrease can be attributed to a 133% increase in ASMs, with only a 64% increase in full-time equivalent personnel (FTE). Salaries, wages, and benefits decreased by .40 cents per ASM or 26% when comparing the nine months ended September 30, 1996 to the nine months ended September 30, 1995. This decrease can also be attributed to the increase in ASMs over the period noted, with a proportionally smaller increase in FTEs.

Aircraft lease expense increased .12 cents per ASM, or 8% for the quarter ended September 30, 1996 from the quarter ended September 30, 1995. The increase is due to the wet lease of two Boeing 727 aircraft during the period of mid-June through September 5, 1996 which increased the Company's cost for the quarter by .30 cents per ASM, as compared to the quarter ended June 30, 1996. The lease rate for the 727's was inclusive of aircraft rent, in-flight crews, and insurance. The Company owns a fifteenth aircraft whose costs are accounted for in depreciation and interest expense. If the Company had leased this aircraft, the aircraft lease cost for the nine months ended September 30, 1996 would have been 1.54 cents per ASM, or .06 cents higher than reported above. Aircraft lease expense increased by .03 cents per ASM, or 2% for the nine months ended September 30, 1996 from the nine months ended September 30, 1995. This increase is due to the wet lease previously noted, and slightly higher average lease rates for the Company's aircraft taken in to the fleet since September 1995.

Aircraft fuel and oil expense increased by .25 cents per ASM or 27% when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. This increase reflects the effect of a 13.8 cent per gallon or 22% fuel price increase over the period. A portion of the increase in the price per gallon is due to the assessment of a 4.3 cents per gallon federal excise tax from which the industry was exempt during the quarter ended September 30, 1995. This tax became effective October 1, 1995. Aircraft fuel and oil increased by .16 cents per ASM or 17% for the nine months ended September 30, 1996 from the nine months ended September 30, 1995. This increase is the result of an increase in the average price per gallon for the periods noted of
11.2 cents or 17%. Additionally, the volume of fuel consumed on an hourly basis for the 727-200 aircraft on wet lease during the quarter, is almost double that of the Company's 737-300 aircraft.

Other rentals, landing, airport and ground handling fees decreased by .24 cents per ASM or 30% when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. This decrease was primarily due to a 19% increase in average stage length, which increased from 731 miles for the quarter ended September 30, 1995 to 873 miles for the quarter ended September 30, 1996. This increase in the average stage length indicates that the increase in the number of flights was materially less on a percentage basis than the increase in the number of ASMs. Additionally, airport rents and fees at the Company's hub in Colorado Springs decreased substantially because of a substantial increase in the number of passengers enplaned. Lastly, the Company added flight frequencies in existing markets so the increase in ASMs did not have a corresponding increase in costs. Other rental, landing, airport and ground handling fees decreased by .22 cents per ASM or 25% when comparing the nine months ended September 30, 1996 to the nine months ended

September 30, 1995. This decrease was due to an 18% increase in average stage length, from 720 miles for the nine months ended September 30, 1995 to 849 miles for the nine months ended September 30, 1996, in addition to the other factors discussed previously.

Advertising expense decreased by .13 cents per ASM or 32% when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. This decrease is due to the high cost of advertising service to four new cities (Houston, Indianapolis, San Diego, and Wichita) in the third quarter of 1995, versus only two new cities (Orlando and Ontario) in the third quarter of 1996. Advertising expense decreased by .16 cents per ASM or 32% when comparing the nine months ended September 30, 1996 to the nine months ended September 30, 1995. This decrease is due to the high level of introductory advertising needed in the Company's first five months of operation to generate service awareness.

Insurance expense decreased by .05 cents per ASM or 23% when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. This decrease reflects an overall rate reduction achieved by the Company because of its favorable risk experience during its initial year of service. Insurance expense decreased by .03 cents per ASM or 12% when comparing the nine months ended September 30, 1996 to the nine months ended September 30, 1995. The Company's insurance rates for the initial policy period of March, 1995 through March, 1996 were inordinately high due to the Company's start-up air carrier status.

Maintenance materials and repairs expense increased by .11 cents per ASM or 44% when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. This increase reflects the amortization of airframe "C" maintenance checks and engine overhauls performed on the Company's fleet. As aircraft are inducted into the Company's fleet, they are usually fresh from a "C" check and engines usually have a year of useful life remaining, thereby reducing the Company's maintenance expense in the first year of operations for each aircraft. The Company uses the deferral method of accounting for "C" check maintenance and engine overhaul costs. Maintenance materials and repairs decreased .03 cents per ASM or 8% for the nine months ended September 30, 1996 from the nine months ended September 30, 1995. This decrease is associated with the reduction in the costs associated with inducting aircraft into the Company's fleet, because the later aircraft additions are newer in vintage and required less maintenance program bridging activities. Additionally, costs for the nine months ended September 30, 1995 reflect some one-time initial consumables inventory provisioning.

Agency and cargo commissions decreased by .06 cents per ASM or 21% when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. This decrease reflects a slight decrease in the percentage of sales booked through travel agencies from 41% for the quarter ended September 30, 1995 to 37% for the quarter ended September 30, 1996. One reason for this decrease is that as the consumer becomes more aware of the Company's product, the consumer books directly through the Company instead of the travel agency. Agency and cargo commissions decreased by .05 cents or 19% when comparing the nine months ended September 30, 1996 to the nine months ended September 30,1995. This decrease reflects a similar decrease in the percentage of sales booked through travel agencies from 40% for the nine months ended September 30, 1995 to 35% for the nine months ended September 30, 1996.

Depreciation and amortization remained flat at .18 cents per ASM when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995; and at .17 cents per ASM when comparing the nine months ended September 30, 1996 to the nine months ended September 30, 1995. The increase in ASMs was directly proportional to the increase in assets.

Other operating expenses decreased by .24 cents per ASM or 27% when comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. Other operating expenses include property taxes, telecommunication and utilities charges, professional and consulting services, supplies and minor equipment (excluding aircraft maintenance supplies), credit card processing fees, bad debt expense, travel and incidental expense, and passenger re-accommodation and baggage delivery charges. Some of these costs, such as utilities, professional fees, and travel and incidental are costs which do not vary with the number of ASMs so the decrease in these costs results from the larger number of ASMs over which such costs are allocated. Decreases in variable costs such as telecommunications, supplies, credit card processing fees, etc., resulted from the Company's continued focus on cost control and an increase in the number of ASMs over which such costs are allocated. Additionally, through improvements made to the Company's reservation and telecommunications systems, the Company has reduced its overall telecommunications costs as measured on a per enplanement basis. Other operating expenses decreased .33 cents per ASM when comparing the nine months ended September 30, 1996 to the nine months ended

September 30, 1995. The reasons for this decrease are the same as those explained previously for the decrease in other operating costs from the quarter ended September 30, 1996 to the quarter ended September 30, 1995.

BALANCE SHEET FLUCTUATION ANALYSIS

The Company's prepaid expenses and other current assets account increased by $11.6 million or 282% during the nine months ended September 30, 1996. Approximately $9.2 million of this increase is the costs of capitalized "C" level airframe maintenance checks and engine overhauls which are being amortized over the period expiring until the next scheduled "C" check or engine overhaul. Additionally, over $1.6 million of the remaining increase represents prepaid aviation insurance premiums which are paid ratably over the policy period, but are expensed as incurred based on revenue passenger miles flown and the number of aircraft comprising the fleet.

The Company's current and long-term prepaid maintenance reserve accounts increased by $6.9 million or 178% during the nine months ended September 30, 1996. Aircraft maintenance reserves are paid on a monthly basis, in arrears, on a cost per flight hour or cycle basis to the lessors of the Company's airframes and engines. The combined balance at December 31, 1995 was $3.9 million, representing 14,926 flight hours at an average reserve rate of $260 per flight hour. The $6.9 million increase reflects a contribution for the flight hours produced during the nine month period, net of reserves released to the Company for the cost of covered maintenance events. Reserve contributions classified as short term coincide with the reimbursable cost of anticipated "covered maintenance events" that will occur during the balance of 1996 and the first nine months of 1997.

Aircraft and engine deposits increased by $8.1 million during the nine months ended September 30, 1996 resulting from $4.6 million in production deposits paid to Boeing for new 737-300 aircraft, $1.2 million in aircraft option deposits paid to Boeing, and $2.3 million paid to various lessors as security deposits on other aircraft. The Company had paid $500,000 in deposits to potential aircraft lessor which was returned to the Company in October 1996. (See further discussion of Boeing agreement under "Liquidity and Capital Resources".)

The Company's property and equipment increased $26.1 million during the nine months ended September 30, 1996 primarily due to the purchase of a 1989 vintage Boeing 737-300 aircraft. The aircraft was financed with cash equity from the Company and a $16.6 million note payable to a third party. The aircraft is being depreciated for book purposes over an estimated useful life of 20 years.

Other assets increased by $1.3 million during the nine months ended September 30, 1996. The majority of the increase is the Company's advances to Mountain Air Express (MAX), an affiliated regional carrier scheduled to begin service to the resort communities of Colorado in December 1996. MAX has its own management team and the is currently in the process of raising capitalfor the entity as a stand alone enterprise. If the offering is fully subscribed, it is anticipated that the Company, its employees, and related persons will own 53% of MAX.

The Company's air traffic liability account increased by $7.4 million or 67% during the nine months ended September 30, 1996. This increase resulted primarily from advance reservations made for travel primarily during the last quarter of 1996 and the first quarter of 1997, and the increase in the number of flights from December 31, 1995 to September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

From the Company's inception on April 12, 1994 through September 30, 1996, the Company's pre-operating and development costs, as well as its operating costs since the commencement of flight operations, have been funded primarily with the proceeds from private sales of its equity securities and from the proceeds of its initial public offering. The Company has received net proceeds from the sale of equity securities aggregating approximately $76.8 million.

During the nine months ended September 30, 1996, the Company's operating activities resulted in a cash flow deficit of $12.3 million, which has been funded primarily with proceeds from the private and public sale of the Company's equity securities. At September 30, 1996, the Company had cash and cash equivalents of $30.5 million, including restricted cash and cash equivalents of $11.2 million. Working capital at September 30, 1996 was approximately $20.3 million.

Cash flow used in investing activities totaled $35.1 million during the nine months ended September 30, 1996 of which $29.3 million was capital expenditures including $22.2 million related to the acquisition of a 1989 vintage Boeing 737-300 aircraft which was funded in part through a long-term note payable from a third party. Other capital expenditures consisted of aircraft modifications and the acquisition of ground equipment, telecommunications and computer equipment, software, facility leasehold improvements, office equipment and furniture. The remaining investment activities were comprised of the Boeing new aircraft deposits described above (see other assets).

The Company expects to incur approximately $20.0 million for capital expenditures over the next 12 months of which $14.9 million is expected to be financed by third parties. These expenditures cover additional production deposits due Boeing for new B737-300 aircraft, aircraft interior modification improvements and fleet induction costs, construction of additional passenger terminal facilities at Colorado Springs, telecommunications and computer equipment, reservation and information system improvements, aircraft maintenance facilities tooling and equipment.

At September 30, 1996, the Company operated fourteen aircraft under operating leases with terms of either five or ten years. The Company's fifteenth aircraft was purchased, and is described previously. Effective June 10, 1996, the Company entered into a lease agreement with Express One International for two Boeing 727-200 aircraft. This lease covered the cost of in-flight crews, maintenance, and insurance for round-trip flights on the Company's routes between Colorado Springs and Newark, and Colorado Springs and Washington Dulles. The agreement required the Company to pay rental payments based on the number of block hours of aircraft utilization. The wet lease expired on September 5, 1996. The Company does not anticipate any additional deliveries of used aircraft for the balance of 1996. Additionally, the Company leases up to five spare engines at any time under operating leases with terms ranging from several months to three years. Rent expense under all operating leases is recognized on a straight-line basis over the lease term. The amount charged to aircraft and engine lease expense was approximately $28.7 million for the nine months ended September 30, 1996. Over the next 12 months, the Company expects to incur approximately $20.4 million for aircraft maintenance reserve deposits, aircraft lease security deposits and aircraft heavy maintenance (net of accumulated reserve deposits and lessor contributions).

In October 1996 the Company entered into a contract with the Boeing Company for the acquisition of six new Boeing 737-300 aircraft, firm options for six new Boeing 737-700 aircraft, and rolling options for up to six additional new Boeing 737-700 aircraft. Under the terms of the contract, the 737-300 aircraft will be delivered during the period May to December 1997, while the 737-700 aircraft would be delivered beginning in 2000. Upon exercise of the firm options, earlier delivery dates may be available. The Company has paid $4.6 million in production deposits and $1.2 million in option deposits for the acquisition of these aircraft. The total estimated gross delivery purchase commitment for the Boeing 737-300 aircraft is approximately $230 million, and approximately $265 million for the firm options on the Boeing 737-700 aircraft. Estimated delivery prices and delivery dates for the rolling options on the 737-700 aircraft have not been determined. The Company expects to finance these aircraft acquisitions through a combination of long-term debt, operating and financing/leveraged leases. At present, the Company has retained the services of a financial advisor to structure the acquisition financing. In addition to the structuring services specified in the advisory agreement, the advisor has made a commitment to provide a warehouse credit facility, permanent credit facility, and liquidity facility in conjunction with the acquisition financing of up to four of the new Boeing 737-300 aircraft. The maximum aggregate outstanding amount of the above mentioned facilities would not exceed $100 million in the aggregate at any point in time and would require varying amounts of equity for the aircraft by the Company. These facilities are not intended to be used unless financing from other sources is not available at the time of acquisition of each aircraft.

The Company is in the process of assisting in the start-up of an affiliated regional carrier, Mountain Air Express ("MAX"), to carry traffic into and out of Colorado ski markets from Colorado Springs and other third tier travel markets. Service is scheduled to begin December 4. MAX is a separate company from Western Pacific Airlines and is in the process of a private offering to raise capital with gross proceeds of between $4.0 million and $9.0 million.
MAX is also in the process of obtaining its own operating certificate. The Company currently leases three Dornier 328 turbo prop aircraft from the manufacturer and sub-leases these aircraft to MAX. A fourth Dornier 328 turbo prop aircraft is expected to be delivered during the week of November 11, 1996. Upon MAX's certification, the Company will assign the leases to MAX.
The Company has advanced certain pre-operating expenses to MAX and has also guaranteed the difference between the working capital requirements imposed on MAX by the Department of Transportation ("DOT") and the amount of gross proceeds raised by MAX. The Company believes that the advances made and the amounts guaranteed will not, in the aggregate, exceed $4 million. In effect, these advances will be reduced as additional funds are raised and the guarantee will be reduced as the net proceeds exceed $3.5 million. The Company can later recover its working capital advances from MAX.

The Company is currently building a temporary concourse at the Colorado Springs airport, which will provide five additional gates for jet aircraft, and accommodations for four commuter aircraft of MAX. It is anticipated that the temporary concourse will be operational by late November 1996. This temporary concourse will cost approximately $3.5 million. The Company has received approval from the City of Colorado Springs to issue Special Facility Bonds of up to $9.0 million to pay for the temporary terminal and other related improvements at the airport. The Company has agreed to guarantee the Special Facility Bonds which would be secured by the Company's lease payment to the City of Colorado Springs under a fifteen year operating lease.

Cash flow from financing activities totaled $16.7 million during the nine months ended September 30, 1996, largely resulting from third party financing for the aircraft purchase described above. Approximately $0.2 million was generated from the sale of Company stock pursuant to the Company's Employee Stock Purchase Plan, and $0.7 million was generated from the sale of common stock in connection with Employee Stock Options.

In May, 1996 the Company entered into an aircraft acquisition facility agreement with a lender, which provides for up to $20.0 million in a revolving line of credit reserved for the acquisition of Boeing 737-300 aircraft. This facility is an interim financing vehicle with an initial term of one (1) year. Advances under the facility are set at 75% to 80% of the actual aircraft purchase price and such advances bear interest at the thirty (30) day London Inter-Bank Offered Rate (LIBOR) plus 350 basis points. During the term the Company makes interest only payments in arrears. At the end of the facility term, the Company will repay all outstanding amounts owed the lender by either arranging for permanent financing on the aircraft covered by the facility or fund said amounts from the Company's cash reserves. Currently, no amounts are outstanding under the aircraft facility agreement.

Now that the Company has completed a full year of flight operations, the Company is working diligently with its primary bank and other financial institutions to establish working capital lines of credit and letter of credit agreements to supplement the Company's working capital reserves.
Additionally, the Company is diligently working with various aircraft financing sources to put in place interim and permanent aircraft financing facilities that would be reserved for the acquisition of both new and used Boeing 737 aircraft.

On May 28, 1996, the Company was extended a $5.0 million line of credit by a technology equipment lessor for financing the acquisition of computer hardware and software. This facility carries an initial term of one (1) year and provides financing for 100% of the technology acquisition cost. As technology purchases are made, advances under the line of credit are evidenced by the execution of separate operating lease agreements under which the lease rates are calculated based upon length of lease term, type of equipment acquired, percentage of soft cost financed, and the corresponding Treasury Note rate in effect at the time of the advance. The technology line of credit remains in effect so long as there is not a material adverse change in the credit rating of the Company during the twelve (12) month term of the credit line. At September 30, 1996, the Company used $237,000 of this line of credit, leaving a balance of approximately $4.7 million available.

Though the Company generated positive cash flows in the months of June and August, 1996, the Company's operations have not generated positive cash flow on a year-to-date basis. Should positive cash flow from operations be sustained, such funds will be available to fund ongoing operations and planned expansion. However, if the Company does not sustain positive cash flow from operations as expected, the Company believes that its existing working capital and its borrowing capacity under the credit facilities described above will be sufficient to meet its operating requirements, liquidity and capital needs for a period of at least twelve months. Additionally, the Company will continue to make use of lease financing, especially for the acquisition of aircraft, telecommunications and computer equipment. Also, the Company could realize additional capital from the sale of equity through its Employee Stock Purchase Plan and/or the exercise of any of the Company's outstanding warrants or stock options. Lastly, the Company could issue debt to provide additional cash flow.

OUTLOOK: ISSUES AND UNCERTAINTIES

Although the Company does not provide forecasts of projected financial performance, the business strategy employed by the Company is sound and management is optimistic about Western Pacific's long-term prospects. The Company's strategy avoids some of the mistakes that caused some other start-up airlines to fail and takes advantage of the inherent inefficiencies that plague the older, larger carriers by operating at a lower cost structure than the competition. However, the following issues and uncertainties, among others, should be considered in evaluating the Company's future performance.

HISTORICAL LOSSES. The Company began scheduled flight operations on April 28, 1995. During the period from the Company's inception through April 28, 1995 and the period from inception through September 30, 1996, the Company incurred net losses totaling $6.0 million, and $15.6 million, respectively. Although the Company generated income of $372,000 for the three months ended September 30, 1995, the Company reported a net loss of approximately $910,000 for the three months ended September 30, 1996, and a $2.8 million loss for the nine months ended September 30, 1996. Given the Company's limited operating history, there can be no assurances that the Company will be profitable in the future.

CONSUMER CONCERN ABOUT OPERATING SAFETY CONDITIONS AT START-UP CARRIERS.
The highly publicized safety issues that led to the Federal Aviation Administration (FAA) grounding of ValuJet have caused some consumers to question the operating safety of all start-up airlines. Though the Company recently passed a rigorous National Aeronautical Safety Inspection audit conducted by the FAA and passed an independently commissioned comprehensive safety audit conducted by the Flight Safety Foundation, there is no assurance that the FAA will not take more restrictive actions against the Company because of its start-up status. Such actions by the FAA could increase operating costs and reduce future earnings potential.

START-UP OF MOUNTAIN AIR EXPRESS (MAX). Western Pacific Airlines will provide marketing, reservation, and various administrative support services to MAX. The Company's alliance agreement with MAX defines certain aspects of the Company's relationship with MAX. The Alliance Agreement entitles MAX to use the Company's flight designator code to identify its flights and fares in the Company's reservation system. The Alliance Agreement also provides for coordinated flight schedules and through-fares that will allow travelers to book connecting through flights on a single fare basis on the Company's reservation system as though they were traveling on a single airline. In addition to coordinated flight schedules, the Alliance Agreement provides for coordinated marketing and distribution, revenue accounting and arrangements concerning joint use of airport facilities. There are no assurances that MAX will actually begin operations, nor what effect its operation will have on the Company.

START-UP OF THRIFTY CAR RENTAL FRANCHISE (COLORADO SPRINGS CAR RENTAL,
INC.). The Company has formed a wholly-owned subsidiary, Colorado Springs Car Rental, Inc., for the purpose of operating a Thrifty Rent A Car System, Inc. car rental franchise in El Paso County which includes Colorado Springs, and Douglas County, which covers the southern portion of the Denver metropolitan area. This company will have separate management and will commence operations on or about November 15, 196.

RISING FUEL COSTS. The Company's average cost per gallon of fuel has increased from 64 cents for the three months ended September 30, 1995 to 78 cents for the three months ended September 30, 1996. At the Company's current consumption rate, each one cent increase in the price of fuel increases the Company's monthly fuel expense by approximately $40,000. Some carriers have begun to assess a fuel surcharge to be added to their base fares to cover these increased costs. The Company has considered this alternative, but there can be no assurance that the Company would be able to pass along any increases in the price of fuel to its consumers.

UNIONIZATION OF EMPLOYEE GROUPS.   The Company's mechanics voted to join
the International Brotherhood of Teamsters union in May 1996. No other work groups are currently represented by, or have voted to be represented by, a union. While the mechanics' action has not altered the Company's work rules or increased the Company's costs, there can be no assurance that such action will not result in future changes or that other employee groups will not vote for union representation, nor that labor costs for those groups represented by a union will not increase.

COMPETITION. The airline industry is highly competitive. Other airlines that presently serve the Company's routes in competition with the Company are larger and have greater name recognition and resources than the Company. The Company may also face competition from other airlines which may begin serving the markets that the Company currently serves or may serve in the future, and competition from new low-cost airlines that may be formed to compete in the low-fare market (including those formed by other major airlines) and from ground transportation alternatives.

GENERAL STATE OF UNITED STATES ECONOMY. The airline industry is highly susceptible to general changes in the economic climate, particularly in the leisure travel segment of the market. Any downturn in the economy of the United States could have an adverse effect on the Company's business.

Item 5 - OTHER INFORMATION

The Company issued the following press release on November 4, 1996:

WESTERN PACIFIC AIRLINES ANNOUNCES THE APPOINTMENT OF GEORGE E. LEONARD AS ITS CHIEF FINANCIAL OFFICER

Colorado Springs, November 4, 1996...Western Pacific Airlines announced today that George E. Leonard has been appointed Chief Financial Officer of the airline and will serve on the board for a term expiring in 1998.

George Leonard has been associated with Western Pacific as a financial consultant for the past several months. He has a substantial financial professional background with a history of leadership in business development, commercial lending, and MIS operations. His career includes a position as Executive Vice President, and board member of a major bank, where he had a 15 year affiliation. He was also the Chief Financial Officer for that institution for 11 years.

Western Pacific also announced that Martin J. Dugan, Jr. resigned as a director and an officer to pursue other business and personal interests.

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

                     EXHIBIT  INDEX
Exhibit
	 No.	                      Description of Exhibit
-------    --------------------------------------------------------------
*10.66 Purchase Agreement and Supplemental Agreement Number 1, dated August 21, 1996 and September 27, 1996 between the Registrant and The Boeing Company.

  27	      Financial Data Schedule
_____________________________
 (b) The Company has not filed any reports on Form 8-K for the quarter ended September 30, 1996.

* Portions of these documents have been redacted and filed separately with the Commission as part of a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

	Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       	WESTERN PACIFIC AIRLINES, INC.


                                     	By:	/s/  EDWARD R. BEAUVAIS
                                              --------------------
	                                             Edward R. Beauvais
                                              Chairman, President and Chief
                                              Executive Officer

                                      Date:   November 13, 1996.

                                     	By:	/s/  GEORGE E. LEONARD
                                              ---------------------
                                              George E. Leonard
                                              Vice President Finance and
                                              Chief Financial Officer

	                                     Date:   November 13, 1996.