Form 10-Q/A
period 1996-09-30
WESTERN PACIFIC AIRLINES INC /DE/
filed 1997-01-14
CIK 930239

=============================================================================
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

                     EXHIBIT  INDEX
Exhibit
	 No.	                      Description of Exhibit
-------    ------------------------------------------------------------------
10.66 Purchase Agreement Number 1947 between The Boeing Company and Western Pacific Airlines, Inc. dated as of August 21, 1996 (CONFIDENTIALITY REQUESTED).
10.66A Letter Agreement No. 1947-1 to the Purchase Agreement - Disclosure of Confidential Information
10.66B Letter Agreement No. 1947-2 to the Purchase Agreement - Waiver of Aircraft Demonstration Flights.
10.66C Letter Agreement No. 1947-3 to the Purchase Agreement - Seller Purchased Equipment (CONFIDENTIALITY REQUESTED).
10.66D Letter Agreement No. 1947-4 to the Purchase Agreement - Spare Parts Support for Flight Training.
10.66E Exhibit A to the Purchase Agreement: Aircraft Configuration (CONFIDENTIALITY REQUESTED).
10.66F Exhibit B to the Purchase Agreement: Product Assurance Document (CONFIDENTIALITY REQUESTED).
10.66G     Exhibit C to the Purchase Agreement: Customer Support Document
10.66H Exhibit D to the Purchase Agreement: Airframe and Engine Price Adjustment (CONFIDENTIALITY REQUESTED).
10.66I Exhibit E to the Purchase Agreement: Buyer Furnished Equipment Provisions Document.
10.66J     Exhibit F to the Purchase Agreement: Defined Terms Document.
10.66K     Letter Agreement No. 6-1162-JDR-418 to the Purchase Agreement:
           Board of Directors Approval.
10.66L     Letter Agreement No. 6-1162-JDR-426 to the Purchase Agreement:
           Model 737-700-Option Aircraft (CONFIDENTIALITY REQUESTED).
10.66M     Letter Agreement No. 6-1162-JDR-429 to the Purchase Agreement:
           Revision to the Purchase Agreement (CONFIDENTIALITY REQUESTED).
10.66N     Letter Agreement No. 6-1162-JDR-393 to the Purchase Agreement:
           Aircraft Performance Guarantees.
10.66O     Letter Agreement No. 6-1162-JDR-394 to the Purchase Agreement:
           Certain Contractual Matters (CONFIDENTIALITY REQUESTED).
10.66P     Letter Agreement No. 6-1162-JDR-395 to the Purchase Agreement:
           Advance Payment Matters (CONFIDENTIALITY REQUESTED).
10.66Q     Letter Agreement No. 6-1162-JDR-396 to the Purchase Agreement:
           Escalation Matters (CONFIDENTIALITY REQUESTED).
10.66R     Letter Agreement No. 6-1162-JDR-397 to the Purchase Agreement:
           Promotion Support (CONFIDENTIALITY REQUESTED).
10.66S     Letter Agreement No. 6-1162-JDR-398 to the Purchase Agreement:
           Customer Support Matters (CONFIDENTIALITY REQUESTED).
10.66T     Letter Agreement No. 6-1162-JDR-399 to the Purchase Agreement:
           Configuration Matters (CONFIDENTIALITY REQUESTED).
10.66U     Letter Agreement No. 6-1162-JDR-400 to the Purchase Agreement:
           Miscellaneous Matters.
10.66V     Letter Agreement No. 6-1162-JDR-401 to the Purchase Agreement:
           Product Assurance Matters.
10.66W Supplemental Agreement No. 1 to Purchase Agreement Number 1947, dated September 27, 1996 (CONFIDENTIALITY REQUESTED).
  27	      Financial Data Schedule
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