Form 10-K
period 1996-12-31
WESTERN PACIFIC AIRLINES INC /DE/
filed 1997-04-15
CIK 930239

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Fiscal Year Ended  DECEMBER 31, 1996    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934]
For the transition period from ___________________ to ___________________.

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   COMMON STOCK,
PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 15, 1997 was approximately $51,808,894.
As of March 15, 1997 there were 13,394,348 shares of Common Stock of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on May 21, 1997, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

PART I.
CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL ACTIONS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. SPECIFIC FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF ADEQUATE WORKING CAPITAL, COMPETITIVE REACTION TO THE COMPANY'S EXPANSION PLANS, RISE IN FUEL COSTS, REGULATORY ACTIONS BY THE DEPARTMENT OF TRANSPORTATION OR THE FEDERAL AVIATION ADMINISTRATION, FUTURE INCIDENTS SIMILAR TO THE GULF WAR, FUTURE AIRLINE ACCIDENTS (PARTICULARLY IF INVOLVING A LOW COST CARRIER), AND GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES. SEE ADDITIONAL DISCUSSION UNDER "RISK FACTORS".

ITEM 1. BUSINESS.

     OVERVIEW

Western Pacific Airlines, Inc. ("Western Pacific" or "WestPac") operates a low-cost, low-fare airline from its hub at the Colorado Springs Airport. WestPac commenced flight operations on April 28, 1995, with two Boeing 737-300 aircraft and provided six daily round trips between Colorado Springs and five cities. Currently, Western Pacific operates up to 37 daily round trips between Colorado Springs and Seattle, San Francisco, Portland, Los Angeles, San Diego, Phoenix, Houston, Dallas/Ft. Worth, Oklahoma City, Tulsa, Kansas City, Atlanta, Indianapolis, Orlando, Chicago-Midway, Washington-Dulles and Newark. During 1996, Western Pacific assisted in the start-up of an affiliated regional carrier, Mountain Air Express, Inc. ("MAX") to carry traffic into and out of Colorado ski markets and other smaller travel markets that cannot support frequent jet aircraft service. MAX, which commenced flight operations on December 15, 1996, is a separate company from Western Pacific with its own operating certificate and management. Western Pacific's present ownership in MAX is approximately 57% of the outstanding voting stock. In November 1996, Colorado Springs Car Rental, Inc., a Thrifty Rent-A-Car franchise and a 100% owned subsidiary of Western Pacific, commenced operations from its base in Colorado Springs. Western Pacific, MAX, and Colorado Springs Car Rental, Inc. are referred to collectively as the Company.

Western Pacific currently has a fleet of 15 modern, 138-passenger Boeing 737-300 aircraft, of which 14 are subject to operating leases with original terms of either five or ten years, and one is owned by Western Pacific. Western Pacific has entered into a purchase agreement with The Boeing Company ("Boeing") providing for the acquisition of six new Boeing 737-300 aircraft, firm options for six new Boeing 737-700 aircraft, and rolling options for up to six additional new Boeing 737-700 aircraft. The new 737-300 aircraft will be delivered to Western Pacific beginning in May 1997, and presently are expected to be configured for 136 passengers.

During 1996, Western Pacific expanded its management team. Robert A. Peiser joined Western Pacific as President and Chief Executive Officer, Mark J. Coleman as Senior Vice President of Marketing, and George E. Leonard as Vice President of Finance and Chief Financial Officer, all during the fourth quarter of 1996. Mr. Peiser and Mr. Leonard also joined Western Pacific's Board of Directors.

Western Pacific initially selected Colorado Springs as its operating hub because of its unique and favorable position in the Denver/Colorado Springs market, which is the seventh largest air travel market in the United States. Before Western Pacific began service at Colorado Springs Airport, air service available to and from Colorado Springs was characterized by high fares and limited flights. During 1996, Western Pacific's competitors, both at Colorado Springs and at Denver, began to more aggressively match Western Pacific's low fares. Additionally, two U.S. airline accidents which occurred in May and July 1996 caused many travelers to avoid the low-cost carriers, including Western Pacific, over the late summer and fall of 1996. These factors contributed to the significant operating losses incurred during 1996.

Western Pacific's growth plan and business strategy had been focused on developing its routes and expanding the markets it serves from its Colorado Springs hub based on WestPac's low-fare, no frills, low-cost structure and a simplified approach to airline operations. Western Pacific's initial route structure was built around providing low frequency, scheduled service to high density, high volume primary travel markets, such as Los Angeles, Newark and Chicago-Midway and strong secondary travel markets such as Oklahoma City, Phoenix and Indianapolis. In February 1997, Western Pacific initiated a schedule change, adding flights to all cities except Houston, Miami and Portland, while discontinuing service to Nashville, San Antonio, Ontario, and Las Vegas. On April 6, 1997, service to Miami was discontinued. The additional flights increased available seat miles ("ASMs") by 21% and the average hours of daily aircraft utilization by 19%. This schedule change was implemented to provide better aircraft utilization and to offer more flight and connecting opportunities for both leisure and business travelers. As the Company expands the size of its aircraft fleet, the Company's strategy will be to increase both service frequency and the number of markets served in order to build an efficient, low-cost hub and spoke air transportation network targeted at the value conscious consumer and business traveler.

In developing its initial business strategy, Western Pacific had emphasized low fares and low costs, operating efficiency, convenient non-stop schedules and a streamlined "ticketless" reservation system. Western Pacific is now focusing on better distribution to make the flying public more aware of its product. To that end, Western Pacific began listing its flights on the SABRE Computerized Reservation System ("CRS") effective March 7, 1997, allowing its flights to be booked by travel agents worldwide. Before Western Pacific's February 2, 1997 schedule change, all of Western Pacific's flights either arrived in or left from Colorado Springs, and each flight operated each day. With the new schedule, several flights now "wrap" other cities, such as Tulsa to Oklahoma City to Colorado Springs, or Indianapolis to Chicago to Colorado Springs. Additionally, certain flights only operate on certain days, resulting in additional capacity that is more day of the week sensitive. Western Pacific will continue to monitor the effectiveness of the new schedule and make changes as needed. Also numerous Denver/Colorado Springs schedule alternatives are currently under consideration, each of which, if implemented, could provide favorable economic benefits for Western Pacific. Western Pacific is considering adding other amenities that will attract more business travelers, such as premium seating, more substantial snacks, and a frequent flyer program. Western Pacific will continue to offer low-priced travel to the leisure segment of the market, and will continue to focus on maintaining its low cost nature.

Western Pacific was organized as a Delaware corporation in March 1994, by Aviation Holdings Limited Company, an Arizona limited liability company ("AHLC"). Western Pacific's principal executive offices are located at 2864 South Circle Drive, Suite 1100, Colorado Springs, Colorado 80906 and the telephone number is (719) 579-7737.

WESTERN PACIFIC'S LOW-FARE/LOW-COST APPROACH

     WESTERN PACIFIC'S APPROACH INCLUDES:

Low fares that are intended to stimulate increased demand for air travel by value conscious consumers and new demand by those who might otherwise have used ground transportation or who would not have traveled at all. During the year ended December 31, 1996, Western Pacific's average one-way segment fare was $84.46.

Low operating costs are achieved through (i) high aircraft utilization with the central geographic location of Colorado Springs in the United States; (ii) using relatively inexpensive airport facilities and independent contractors;
(iii) using both full-time and part-time personnel; (iv) focusing on medium-haul routes and faster turn-around times at airports which allow relatively higher hours of aircraft utilization per day; and (v) maintaining wage rates relating to the efficiency and performance of its employees. Western Pacific's operating expenses decreased from 6.99 cents per ASM (excluding start-up costs) for the eight months ended December 31, 1995 to 6.84 cents per ASM for the year ended December 31, 1996.

A medium-haul route structure means that Western Pacific has fewer take-offs and landings in comparison to miles flown than some other carriers. The medium-haul route structure distinguishes Western Pacific's service from Southwest Airlines and ValuJet Airlines, both of which focus on short-haul markets and reported average stage lengths of 410 and 507 miles, respectively, during the twelve month period ended December 31, 1996. By contrast, Western Pacific's average stage length in December 1996 was 877 miles. Average stage length represents the scheduled service aircraft miles flown divided by the total number of departures.

Communication with travel agents is accomplished through monthly travel agency information packets sent by Western Pacific to travel agents announcing new fares and destinations, on-site visits by Western Pacific marketing and sales personnel, and CRS messages. Most airlines generate 60-80% of their business through travel agencies. For 1996, Western Pacific generated 36% of its revenue through travel agents. Western Pacific believes that travel agencies in the past have provided a smaller amount of its business because Western Pacific was not participating in any of the industry's CRS systems. In March 1997, Western Pacific entered into agreements with several of the industry's CRS systems so that seats on Western Pacific's flights could be booked directly by a travel agent, without the need to telephone Western Pacific's reservation office. Western Pacific believes that the additional expense from participating in these CRSs will be more than offset by the incremental revenue. Western Pacific also believes that it is not cost effective to develop advertising to increase brand awareness in some of its larger markets such as New York or Los Angeles. Participation in the industry's CRSs allows Western Pacific's schedule to be listed along with other more well known national carriers.

DENVER/COLORADO SPRINGS MARKET

Western Pacific is based in Colorado Springs as a result of the initial belief that it could function effectively as an alternative airport to Denver International Airport ("DIA") for the Denver/Colorado Springs market. As scheduled air carrier operations moved from Stapleton International Airport to DIA in February of 1995, a significant adverse public reaction developed.
This was primarily due to the combination of the increased distance to the airport for a large portion of the metro Denver population and the increased fares associated with the higher cost of operations at DIA. In addition, the lower fares offered by Western Pacific not only provided significant market stimulation in Colorado Springs, but also provided significant incentive for Denver passengers to drive to Colorado Springs Airport. While this trend continued throughout the balance of 1995 and well into 1996, underlying factors surfaced which made the continued expansion of Western Pacific Airlines at Colorado Springs Airport, to the exclusion of DIA, impractical.

With the advent of low fare service available out of DIA as a result of Frontier Airline's (Frontier) entry into the Denver market, fewer passengers were willing to make the drive to Colorado Springs Airport. In addition, United Airlines began to match the fare offerings of Western Pacific and Frontier in selected markets further reducing the incentive for passengers to make the drive from Denver to Colorado Springs. At the same time, carriers who had served the Colorado Springs market only on a limited basis prior to Western Pacific's commencement of operations at Colorado Springs Airport began to schedule additional flights. All of these factors decreased the traffic available to Western Pacific at Colorado Springs Airport. Therefore, as capacity increased, it became increasingly difficult to stimulate additional traffic at acceptable fare levels. The traffic erosion occurred in spite of the fact that average fares continued to decline on a year over year basis. The combination of all these factors has led to management's conclusion that given current capacity and traffic levels in Colorado Springs, Western Pacific's prospects for significant growth in this market could be limited.

With this in mind, management is actively exploring an entry into the Denver market. Numerous Denver/Colorado Springs schedule alternatives are currently under consideration, each of which, if implemented, could provide favorable economic benefits for Western Pacific.

     SIZE AND DESCRIPTION OF DENVER/COLORADO SPRINGS MARKET

The overall Denver area air travel market, including Colorado Springs, ranked seventh largest in the United States for enplaning and deplaning passengers, serving nearly 32.3 million passengers for the twelve month period ending December 31, 1996. The Colorado Springs Airport served approximately 2.8 million passengers from January 1, 1995 through December 31, 1995 and approximately 4.8 million passengers during the same period of 1996, in each case based on passenger enplanements and deplanements, which represents a 72% increase.

The Denver/Colorado Springs area, including El Paso County and the six counties comprising the Denver Standard Metropolitan Statistical Area, had a combined population of approximately 2,500,000 in 1994, and has experienced substantial population growth over the past five years. For the five-year period from 1992 to 1996, the Denver/Colorado Springs area population growth was 12%. Denver serves as an important financial center for the Rocky Mountain region. Western Pacific believes that the leisure traffic alone into and out of Colorado Springs will not be sufficient to support the airline's growth plan, and is adding flights and features to appeal to the business traveler. Western Pacific is actively exploring the addition of service into and out of DIA, to take advantage of the larger Denver area population, and the relative lack of low fare service in the Denver market.

     COLORADO SPRINGS AIRPORT

The physical acreage of Colorado Springs Airport and its taxi and take-off facilities are much larger than required for the current level of passenger traffic at the airport. The airport has three runways, including the longest commercial runway (13,500 feet) in the continental United States, is a joint use facility with the United States Air Force, and is situated on 7,000 acres.

Colorado Springs Airport opened a new commercial passenger terminal in October 1994. The terminal is a modern and efficient design with 15 gates on a single concourse with ample ramp and apron space for future expansion. Western Pacific built a new six gate concourse at the airport which opened in December 1996. Western Pacific has full use of five of these gates, as well as four gates at the original facility, while MAX uses one gate on the new concourse. The City of Colorado Springs has announced plans to build a permanent connecting walkway to the new facility from the original structure. From time to time, Western Pacific uses the gates of other airlines.

     DENVER INTERNATIONAL AIRPORT

DIA opened on February 28, 1995 and was designed to serve the heavy air traffic demands of the Denver area. The terminal is highly automated and includes moving walkways and trains to mitigate the long walking distances necessary in a high capacity airport. The cost of the new facility was financed through public borrowings and is to be repaid from the proceeds of passenger facilities charges included in airline ticket prices for flights originating and departing from DIA. While costs at DIA are higher than at Colorado Springs Airport, they are not prohibitive when considering the Company's anticipated aircraft utilization along with generally higher fares experienced in the Denver market. Other carriers operating out of DIA have aggressively matched or reduced the spread from their prices to Western Pacific's prices, leaving less incentive for Denver customers to drive south to Colorado Springs. Consequently, management believes that the potential additional volume of traffic from this market could be substantial.

FARES, ROUTE SYSTEM AND SCHEDULING

     SIMPLIFIED FARES

Western Pacific's pricing structure offers discounts for those able to purchase tickets in advance of travel, and relatively low unrestricted, or "walk-up", fares. Separate discounts apply for off-peak travel times (which currently are Monday afternoons, all day Tuesday and Wednesday and Saturday and Sunday mornings). All fares are available for one-way travel and round trip purchase is not required. Reservations for travel on Western Pacific's flights are generally non-cancelable and are charged to the passenger's credit card when the reservation is made. Changes in travel plans may be made only prior to scheduled departure for a $50.00 change fee ($35 in 1996 and $25 in 1995) plus any fare increase. Unlike many advertised fares on major airlines, Western Pacific's fares do not require any minimum, maximum or day of week (e.g., Saturday night) stay.

Western Pacific's currently published non-stop fares range from a low of $69 one-way for 21-day advance purchase (non-peak travel) to a high of $219 for unrestricted one-way travel at peak times to its shortest distance markets and from a low of $117 one-way for 21-day advance purchase (non-peak travel) to a high of $349 for unrestricted one-way travel at peak times to its longest distance market. These fares may be reduced by various promotions, such as Western Pacific's recent sale of "PeakPacs" for $299 which offered a customer four one way segments originating or terminating in Colorado Springs, and "Pack USAs" which offered a customer four one-way through flights for prices ranging from $399 to $449.

Western Pacific's policy is to initially price its unrestricted full fare so that it will generally be lower than other carriers' competitive discount fares. Western Pacific believes that its one-way unrestricted fares as well as its advance purchase fares are attractive to both the business and the leisure traveler. Additionally, corporate customers that are able to commit in advance to a specified volume are able to reduce their costs based on guaranteed rates that correlate to the advance purchase fares.

Western Pacific establishes separate fares for through-service that are generally less than the sum of the fares for the component segments. This policy affords Western Pacific the opportunity to price fares for such through-service markets at rates that are appropriate to the unique competitive environment and other characteristics of each specific through-service market.

Western Pacific's discounted fares are "capacity controlled," which means that Western Pacific allocates a specific number of seats on each flight to each fare category in order to accommodate projected demand for seats at each fare level leading up to flight time. Consequently, customers calling for reservations may find that they fulfill the advance purchase restrictions but that the lowest fare is unavailable even though seats remain available at higher fares. However, it is Western Pacific's policy to allocate a significant percentage of seat inventory on each flight to advance purchase, discounted fares. Western Pacific's system-wide average segment fare for the year ended December 31, 1996 was $84.46.

Management believes that its fare structure allows Western Pacific to capture those passengers who want low fares but are unable to plan ahead. While the advance purchase fares are capacity controlled, there are no other restrictions on Western Pacific's advance purchase fares other than the advance purchase requirement itself. No special overnight stay or length of stay is required on any fare.

In the past, Western Pacific did not participate in interline agreements. These agreements result in an airline receiving a pro-rated fare for passengers connecting with other carriers that is sometimes less than the fare it would receive on the same segments for passengers traveling only on its flights. Western Pacific has now entered into an interline agreement with TWA, and other agreements are expected to follow.

Effective January 1, 1996, a 10% federal excise tax on all passenger and cargo base fares was eliminated, due to the federal government's failure to re-enact the legislation. The excise tax was later re-enacted by Congress in August 1996, and expired again on January 1, 1997. The tax was re-enacted on March 7, 1997, and is due to expire on September 30, 1997. In each case when the excise tax expired, Western Pacific kept its gross fares at the same level as prior thereto, effectively increasing its base fares by 10%. In each case, there was been no appreciable effect on advance bookings as a result of this action.

     ROUTE SYSTEM AND SCHEDULING

Currently, Western Pacific's route system includes non-stop service between Colorado Springs and 17 other cities in the United States. A majority of Western Pacific's customers originate or terminate their air travel at Colorado Springs, although one-stop connecting service is available through Colorado Springs between many of the cities served by Western Pacific.
Western Pacific believes that increasing the frequency of its flights into its various markets will allow for more connecting opportunities and increase the amount of its business traveler traffic. This strategy has proven to be effective with the percentage of connecting traffic increasing from 8.7% in 1996 to 32.5% in February 1997, after Western Pacific initiated a schedule change increasing such frequencies on February 2, 1997.

The following table sets forth certain information with respect to Western Pacific's route system based upon Western Pacific's schedule in effect as of March 31, 1997:

                                                             ROUND TRIP
                                    AIR            DATE       FLIGHTS
                                MILEAGE FROM      SERVICE    SCHEDULED
        CITY SERVED           COLORADO SPRINGS   COMMENCED    PER WEEK
---------------------------   ----------------   ---------   ----------
Atlanta, Georgia                   1,185           1/8/96        12
Chicago-Midway, Illinois             911           6/1/95        20
Dallas/Ft. Worth, Texas              592           6/1/95        20
Houston, Texas                       809           8/1/95         7
Indianapolis, Indiana                988           8/1/95        13
Kansas City, Missouri                538          4/28/95        13
Los Angeles, California              833          4/28/95        26
New York-Newark, New Jersey        1,623         11/15/95        13
Oklahoma City, Oklahoma              458          4/28/95        14
Orlando, Florida                   1,422           9/1/96        12
Phoenix, Arizona                     551          4/28/95        27
Portland, Oregon                     952           5/1/96         7
San Diego, California                816           8/1/95        19
San Francisco, California            963           5/8/95        20
Seattle, Washington                1,067           6/1/95        14
Tulsa, Oklahoma                      517         11/15/95        14
Washington, D.C.-Dulles            1,464         12/15/95        13

Western Pacific discontinued service to Miami effective with its April 6, 1997 schedule, primarily due to poor advance bookings.

Western Pacific's schedule presently provides for one to four round-trip flights per day in each market that Western Pacific serves. Western Pacific's objective is to provide sufficient capacity in each market to satisfy demand for Western Pacific's low-fare service. On February 2, 1997 Western Pacific initiated a schedule change whereby some flights do not operate every day of the week. This new schedule facilitates more connecting opportunities for all types of travelers, but particularly appeals to the business traveler. The expanded schedule also greatly expands Western Pacific's presence in its various markets.

The relatively small size of Western Pacific's aircraft fleet and Western Pacific's objective of maintaining high utilization of its aircraft present challenges in scheduling convenient service on its routes. Western Pacific schedules its flights to facilitate one-stop through service between pairs of markets it serves to the east and west of Colorado Springs, and to appeal to business travelers who would prefer to travel early or late in the day. Therefore, it is necessary, in some cases, to schedule departures in certain markets at times that might not be considered optimal from the perspective of travelers. However, based upon Western Pacific's operating experience, many travelers are often willing to forego convenient departure times in exchange for low fares. As the size of Western Pacific's fleet and the frequency of its departures increases, Western Pacific will be able to offer a variety of more convenient departure times.

AUTOMATION/RESERVATION

Western Pacific was originally using only a proprietary ticketless passenger reservation and revenue accounting system which required passengers and travel agents to telephone Western Pacific's reservation office to book flights. In early 1997 following the announcement of the February 2 schedule change, the Company began listing its flight schedules in several CRS systems on a "view only" capability. This allowed travel agents to view Western Pacific's flight and fare schedules but still required them to telephone Western Pacific's reservation office to actually book the flights. Telephone call volume to the Western Pacific reservation center increased from an average of 20,000 calls per day in January 1997 to in excess of 150,000 telephone calls per day, of which only about 10,200 per day could be answered by Western Pacific's reservation staff using its internal reservation system. As a result of this dramatic increase in telephone volume, certain design flaws were identified in Western Pacific's computer based reservation system. Following a comprehensive review of various alternative solutions to the reservation system design flaws, Western Pacific determined that the most expedient and cost effective solution was to join the SABRE multi-host system, effective March 7, 1997, giving Western Pacific's flights connectivity to travel agents worldwide. This connectivity allows travel agents to ticket on Western Pacific without telephoning the Company's reservation office. While Western Pacific is still reviewing its distribution strategies, the demand for Western Pacific's product on the CRS systems has been much greater than anticipated. Sales in February 1997 exceeded actual travel in February 1997 by over $11 million. Western Pacific expects that this additional demand will add several percentage points to its load factors and yields during the spring and summer of 1997, and also positively impact its cash flows. Western Pacific believes that the costs of participating in a CRS will be offset by the additional revenue from these bookings. Western Pacific intends to convert all of its reservations systems to the SABRE multi-host CRS during the second quarter of 1997, as the present solution splits Western Pacific's inventory between its proprietary system and SABRE.

Effective April 1, 1997 ("Effective Date"), the Company entered into a Information Technology Services Agreement ("Technology Agreement") with Perot Systems Corporation ("Perot") pursuant to which Perot will deliver an integrated suite of technology related services to the Company over a five year period in support of the Company's strategic plan. The Company originally provided these services internally. These services are to include business process re-engineering, call center infrastructure, data mining, networking, total system management and the application of emerging technologies. Base monthly service fees under the Technology Agreement, which excludes pass-through expenses for which Perot will be reimbursed by the Company, are as follows:

                   Months            Monthly Fee
                   ------            -----------
                     1-12              $317,000
                    13-24               461,600
                    25-36               981,800
                    37-48               975,500
                    49-60               934,400

During the first six months of the Technology Agreement, the Company may elect to issue shares of its common stock in lieu of cash for up to three months of base monthly service fees and pass-through expenses not to exceed $2.0 million in the aggregate. The number of shares to issued is to be determined by dividing the amount of the base monthly service fees by the average closing bid price for the Company's common stock for the five trading days ending two days prior to the date the shares are to be delivered. If Perot decides to sell the shares of common stock within thirty calendar days after receiving such shares or is unable to sell the shares for specified reasons, Perot can require the Company to pay an amount equal to the excess of the applicable monthly base service fees over the actual proceeds from such sale and will return any unsold shares to the Company. This option is available to Perot only during the thirty day following the issuance of the shares.

During March 1997, Western Pacific became a member of the Airline Reporting Corporation, which acts as a financial clearing house for travel agent transactions including the collection of cash based reservations booked by travel agents. Prior to this time, Western Pacific billed the travel agents directly based on sales information generated through its reservations system and was responsible for collecting its billings directly from travel agents. Western Pacific believes that the fees charged for participating in the Airline Reporting Corporation will be offset by the additional bookings and increase in cash flow, as the travel agents can now book Western Pacific's flights without having to telephone Western Pacific's reservation office.

     MARKETING

Western Pacific markets its services primarily through radio, newspapers, magazine advertisements, and the CRS. Western Pacific has provided sponsorship for various promotional events in several of its larger markets. Western Pacific maintains a nationwide toll-free telephone number for consumers to directly book and confirm reservations and to pay for air travel by credit card. Western Pacific also employs a full time sales force who market Western Pacific's services directly to travel agents, corporations and large professional/social organizations.

The primary objectives of Western Pacific's marketing activities are to develop brand recognition in Western Pacific's markets and to portray Western Pacific as an aggressive, innovative, modern provider of affordable high-quality air transportation services. This is in contrast to the traditional, institutionalized personality portrayed by many other airlines, including the large "system" carriers.

     ADVERTISING

Western Pacific's advertising typically emphasizes Western Pacific's low-fares, attractive destinations served on a non-stop or one-stop basis, simplified fare structure and certain characteristics that distinguish Western Pacific's service from that of traditional airlines. Western Pacific has used advertising slogans such as "The System says you should pay high fares, Western Pacific says Beat the System" and "There's a new attitude in the air" to reinforce its product identity.

     PROMOTIONS

Western Pacific has run promotions during periods of low travel and in coordination with its inauguration of service into new markets. These promotions have included reduced introductory promotional fares, special commission programs for travel agents and other promotional activities such as the recent "Mystery Fares" program which offered low promotional fares to destinations unknown to passengers until they checked-in at the gate and the "PeakPac" program which permitted passengers to pay $299 for four one way tickets originating or terminating in Colorado Springs to any of Western Pacific's destinations during 1997. Western Pacific's "Pack USA" promotion allowed travelers four tickets from any of Western Pacific's destinations to any of its other destinations for a price of $399 to $449. Western Pacific also offers games on flights in which one or more of the passengers may win a prize, such as a Western Pacific tee shirt or a coffee mug.

AIRCRAFT

The following table summarizes the lease term, date of manufacture, engine type and date placed in service of Western Pacific's current aircraft fleet:

                   LEASE                                  DATE
 REGISTRATION   EXPIRATION    MANUFACTURE     ENGINE    PLACED IN
    NUMBER         DATE      DELIVERY DATE     TYPE      SERVICE
 ------------   ----------   -------------   --------   ---------
    N945WP        4/13/05    Nov. 14, 1988   CFM563B2     4/28/95
    N947WP        4/30/05    Nov. 19, 1986   CFM563B1     4/28/95
    N948WP        5/31/05    July 15, 1985   CFM563B2     5/08/95
    N949WP        5/18/05    May 23, 1985    CFM563B1     6/01/95
    N951WP        5/31/05    Nov. 27, 1985   CFM563B2     6/05/95
    N946WP        4/30/00    April 12, 1985  CFM563B1     7/03/95
    N952WP        7/31/00    Feb. 9, 1987    CFM563B2     8/01/95
    N950WP        7/31/05    May 20, 1985    CFM563B1     8/09/95
    N960WP       10/31/00    May 1985        CFM563B2    11/15/95
    N961WP       10/31/00    June 1985       CFM563B2    11/15/95
    N953WP       12/14/00    Aug. 14, 1987   CFM563B2    12/15/95
    N962WP         4/1/01    May 1, 1987     CFM563B2    12/15/95
    N375TA        4/30/06    April 24, 1987  CFM563B2     3/29/96
    N955WP          NA*      April 28, 1989  CFM563B2     6/15/96
    N956WP        6/22/06    Nov. 1, 1988    CFM563B2      7/1/96

* Western Pacific owns this aircraft

Western Pacific's Boeing 737-300 aircraft are all modern, twin-engine, two-pilot crew, jet aircraft equipped with quiet (Stage III) and fuel-efficient General Electric CFM engines. The Boeing 737-300 aircraft is widely used throughout the world on medium-haul flights similar to those flown by Western Pacific. All of Western Pacific's current aircraft provide 138 passenger seats configured for all coach service, while Western Pacific's new Boeing aircraft scheduled to be delivered during 1997 will be configured for 136 seats. The average age of Western Pacific's fleet is 9.5 years.

     CERTAIN PHYSICAL CHARACTERISTICS AT COLORADO SPRINGS AIRPORT AND DENVER INTERNATIONAL AIRPORT

Colorado Springs Airport is located at an elevation of 6,183 feet above sea level. Such elevation requires engine settings that often result in higher operating temperatures and possibly more frequent maintenance than in lower elevation operations. Western Pacific's fleet includes aircraft with General Electric CFM56 engines designated as "B1" and "B2." The B2 engine is better suited to longer stage lengths where the take-off weight is generally higher and the B1 engine is better suited to shorter stage lengths where the take-off weight is generally lower. On typical summer days (ambient temperature up to 80 F.), Western Pacific's Boeing 737-300 aircraft have a maximum practical non-stop operating range of 1,780 miles (from Colorado Springs to beyond New York or Washington, D.C.) when departing from Colorado Springs with a full load of passengers, baggage, cargo and fuel. Flights departing on very hot days (ambient temperature exceeding 80 degrees Fahrenheit) or departing on non-stop flights to destinations beyond 1,780 miles from Colorado Springs may require reduction of take-off weight by limiting cargo, baggage and, in some cases, passengers. The new Boeing 737-300 aircraft to be delivered in 1997 will have "C1" engines, which have a longer flight range from the "B1" or "B2" engines. Management believes that Western Pacific can serve all the markets in Western Pacific's long-term expansion plan with the Boeing 737 series aircraft without being adversely affected by the take-off weight restrictions or other operational limitations of the aircraft.

Denver International Airport is located approximately 35 miles east of the western slope of the Rocky Mountains at an elevation of 5,280 feet. Although this altitude also affects engine performance, Western Pacific's aircraft are not subjected to any weight or load restrictions at this airport for the anticipated schedule.

COMPETITION

The airline industry is highly competitive. Western Pacific competes with other airlines which are larger and have substantially greater name recognition and greater resources. Western Pacific may also face competition from other airlines which may also begin serving the markets that Western Pacific currently serves and markets it may serve in the future, and from new low-cost airlines that may be formed to compete in the low-fare market (including those formed by other major airlines) as well as from ground transportation alternatives. In addition to traditional competition among domestic carriers, the industry may be subject to new forms of competition in the future such as video teleconferencing and other methods of electronic communication that may add a new dimension of competition to the industry as businesses seek lower cost substitutes for air travel.

As a result of deregulation of the domestic airline industry under the Airline Deregulation Act of 1978 (the "Deregulation Act"), domestic routes and fare regulations were substantially eliminated and the ability of airlines to compete with respect to flight frequencies and fares has increased. Additionally, because the primary remaining barriers (the need for certain governmental licenses, the availability of airport access or landing slots and the need for capital) to entry in the United States airline industry are easily surmounted, there has been an increase in the number of competitors, some of which have low cost structures similar to Western Pacific's. Competition from established and new carriers has led to a general reduction in the level of air fares in certain market segments and Western Pacific expects to continue to face substantial competition from established and new carriers, possibly including other low-cost carriers operating from Denver, and from ground transportation alternatives. Significant competitive factors among airlines include price or fare levels, schedules, dependability of service, passenger amenities (such as frequent flyer programs, etc.), name recognition and the availability and convenience of other passenger services.

Since Western Pacific commenced service, United Airlines ("United"), American Airlines ("American"), Delta Air Lines ("Delta"), Continental Airlines ("Continental"), Northwest Airlines ("Northwest"), America West Airlines ("America West") and Reno Air, Inc. ("Reno") have inaugurated or increased service between Colorado Springs and cities served by Western Pacific as well as other cities that Western Pacific may serve in the future and, in some cases, have substantially reduced fares to match or undercut the fares charged by Western Pacific on those routes. Western Pacific is actively exploring service to and from DIA. Western Pacific continues to face substantial competitive challenges from United Airlines and its low-cost subsidiary, Shuttle by United, as well as other carriers such as American, Delta, and Continental operating at DIA. Further competition at DIA will come from other low fare carriers such as Frontier Airlines and Vanguard Airlines. However, management believes that the size of the market coupled with Western Pacific's low costs would enable it to compete successfully at DIA in the event that Western Pacific were to begin operations at DIA.

Prior to Western Pacific's commencement of service at Colorado Springs, air service at Colorado Springs consisted primarily of "spokes" to and from major airline hub operations located elsewhere including, principally, Denver, Dallas and Chicago. As of February 28, 1997, there were 80 daily jet departures from Colorado Springs, typically providing a total of approximately 12,013 daily available seats, to 39 different destination cities including a number of the markets served by Western Pacific. In addition to Western Pacific, Colorado Springs is currently served by nine other airlines: United, Delta, American, America West, TWA, Northwest, Continental, Reno and Mesa Airlines. Western Pacific has also faced increasing competition from United and Frontier out of the Denver market. United and Frontier have matched Western Pacific's fares in many cases, lessening the desire of travelers in the Denver market to drive south to Colorado Springs for air travel. Additionally, in 1997, Shuttle by United began offering frequent low cost service from DIA to Phoenix and Las Vegas.

In February 1997, Western Pacific was the largest Colorado Springs carrier with 38 daily departures and 5,244 daily available seats. United, with principal hubs in Denver and Chicago/O'Hare, was the second largest Colorado Springs carrier, with 14 daily departures and approximately 2,050 daily available seats. The third largest carrier was American, operating 8 daily departures with approximately 1,259 daily available seats.

The Denver market is currently dominated by United, which offered 303 flights per day from DIA in February 1997 and accounted for approximately 70% of the total enplanements at DIA for the 12 month period ended December 31, 1996. United also provides service from Colorado Springs to DIA and O'Hare, offering 10 departures to DIA and 4 departures to O'Hare per day as of February 28, 1997. Partially in response to competitive pressures from United, Continental, which until October 1994 was United's largest competitor in the Denver market with over 260 daily departures, eliminated its Denver hub and reduced service to 13 daily departures. As a result of Continental's withdrawal from the Denver market, United's leading market position was strengthened. In October 1995, United set aside a limited number of seats on each of its flights from DIA corresponding in time and destination to Western Pacific's flights from Colorado Springs Airport at fares competitive with the fares offered by Western Pacific.

Although management believes that it can operate at a lower cost than larger air carriers, the resources of larger carriers are vast in comparison to Western Pacific's resources. In the event such carriers were to aggressively reduce fares on Western Pacific's routes to levels at which Western Pacific could not sustain profitable operations, and were to maintain such reduced fares for an extended period, such carriers could withstand sustained losses for a longer period of time than Western Pacific. Further, there can be no assurance that Western Pacific will be able to withstand competitive pressure from United, other carriers, including low-cost carriers, or from new carriers that may enter the Colorado Springs and/or DIA market in the future.

MAINTENANCE AND REPAIRS

     GENERAL

Western Pacific's maintenance division is responsible for maintaining the airworthiness of Western Pacific's aircraft in compliance with FAA approved maintenance programs and is responsible for maintaining Western Pacific's aircraft log books and technical records.

Western Pacific provides its own routine aircraft maintenance and repair services including most routine checks at its Colorado Springs Airport hangar, which was opened in October 1996. Maintenance and repair services that become necessary while an aircraft is located at one of Western Pacific's field stations (on-call maintenance) are provided by an FAA approved contract maintenance provider that is generally another airline. Engine overhaul services are provided by GE Engine Services.

Western Pacific's maintenance quality assurance department routinely audits Western Pacific's overall maintenance activities and performs periodic quality assurance audits on Western Pacific's contract maintenance providers and aircraft parts suppliers.

     HEAVY MAINTENANCE AND AIRCRAFT PARTS INVENTORY

Western Pacific entered into a 10-year contract with the Aerospace division of The B.F. Goodrich Company ("BFG") in 1995 for comprehensive aircraft maintenance services. These services include heavy airframe maintenance including major checks, component overhaul/repair, wheel and brake services, landing gear overhaul, aircraft technical engineering, various maintenance support services, and spare parts inventory purchasing, financing and warehousing. BFG maintains a comprehensive aircraft spare parts inventory for Western Pacific's exclusive use in a Colorado Springs warehouse that is staffed, equipped and managed by BFG.

Charges for heavy airframe maintenance and component overhaul/repair services are based on BFG's customary rates and charges for larger airline accounts; while fees for wheel and brake services are paid on a cost per landing basis and landing gear overhaul is on a fixed charge per overhaul basis. Western Pacific also pays BFG a monthly inventory standby fee based upon the value of rotable/repairable spare parts inventory on hand at the end of each month. Expendable and consumable supplies are paid for by Western Pacific as used. Additionally, BFG receives a monthly program management fee to cover the cost of providing aircraft engineering and maintenance support services and for providing aircraft spare parts purchasing and warehousing services. Under the contract BFG received $300,000 as reimbursement for program start-up expenses and 200,000 shares of Western Pacific's Common Stock as consideration for the first three years of program management fees.

FUEL

The cost of jet fuel is Western Pacific's second largest operating expense after aircraft lease expense and salaries and benefits. Jet fuel costs have been subject to wide fluctuations as a result of market conditions, such as those caused by the military activity in the Persian Gulf in the summer of 1996. Because of the potential effect of events such as the Gulf War on the price and availability of oil, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. Significant increases in fuel prices or a shortage of supply would materially affect Western Pacific's operating results. Because of Western Pacific's low-fare policy, its ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited. Western Pacific is presently investigating possible forms of price protection but has not yet entered into any such agreements or agreements providing a guarantee of supply or price in connection with the purchase of fuel.

Western Pacific entered into a three year fuel administration agreement with Mercury Air Group, Inc. ("Mercury") on April 1, 1995 under which Mercury provides consulting and administrative services in connection with Western Pacific's fuel purchases. Western Pacific has the right under such agreement to select its fuel suppliers and direct the activities of Mercury which acts as Western Pacific's agent in connection with Western Pacific's fuel purchases. The agreement allows Mercury to charge an override of $0.0025 per gallon on Western Pacific's fuel purchases. Under the agreement, Mercury is billed for fuel directly by the fuel suppliers and in turn bills Western Pacific on 30 days net payment terms. In consideration for the foregoing credit arrangement, Western Pacific granted Mercury $8.00 Affinity Warrants to purchase 50,000 shares of Common Stock at an exercise price of $8.00 per share. In connection with Western Pacific's 1995 public offering, Mercury exercised its $8.00 Affinity Warrants and sold 50,000 shares of Common Stock. Western Pacific is currently negotiating with Mercury to increase the credit terms offered to Western Pacific in return for an increase in the override and the issuance of warrants.

INSURANCE

Western Pacific believes it maintains insurance policies of types customary in the industry and in amounts it believes are adequate to protect Western Pacific and its property against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to its flight equipment, and worker's compensation insurance. There is no assurance, however, that the amount of insurance carried by Western Pacific will be sufficient to protect it from material loss.

EMPLOYEES

As of February 28, 1997, Western Pacific had 1,311 employees (1,184 Full Time Equivalents). The categories of employees were as indicated in the following table:

                          NUMBER OF EMPLOYEES
      CLASSIFICATION         AS OF 2/28/97      FULL-TIME EQUIVALENTS
     -----------------    -------------------   ---------------------
     Management                    26                     26
     Administrative               120                    114
     Reservations                 364                    290
     Maintenance                   54                     58
     Customer Service             402                    310
     Cockpit Crew                 132                    150
     Flight Attendants            213                    236
                                -----                  -----
              Total             1,311                  1,184
                                =====                  =====

During 1996, Western Pacific expanded its management team. Robert A. Peiser joined Western Pacific as President and Chief Executive Officer, Mark J. Coleman as Senior Vice President of Marketing, and George E. Leonard as Vice President of Finance and Chief Financial Officer, all during the fourth quarter of 1996. Mr. Peiser and Mr. Leonard also joined Western Pacific's Board of Directors.

Training, both initial and recurrent, is required for all flight operations, maintenance and customer service personnel. The typical training period for all new operational employees is approximately two weeks, although Western Pacific's cockpit crews undergo approximately six weeks of training. Both pilot training on 737-300 aircraft simulators and mechanic training for the 737-300 aircraft is provided by contractors which include other airlines. Western Pacific advances the cost of initial training for its pilots but has entered into agreements with each trainee pilot whereby training costs will be partially recoverable by Western Pacific in the event the pilot leaves the employment of Western Pacific within 24 months of hire. In addition, some of the aircraft leases provided for the lessor to train a certain number of crew and mechanics of Western Pacific at no cost to Western Pacific. Western Pacific pays for all recurrent training of all employees.

FAA regulations require pilots to be licensed as commercial pilots with specific ratings for each aircraft to be flown and to be medically certified as physically fit. Licenses and medical certification are subject to periodic re-evaluation requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic competency fitness training, FAA certification, and meet medical qualifications. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All employees are subject to background checks and pre-employment and subsequent drug testing.

Management believes that current conditions in the airline industry have created a sufficient pool of qualified, licensed pilots, dispatchers and mechanics to satisfy Western Pacific's near future needs in the flight operations, maintenance and quality control areas and that Western Pacific will have little difficulty in hiring and continuing to employ the required personnel. Western Pacific has employee incentive programs in the form of the 1994 Stock Option Plan and 1995 Employee Stock Purchase Plan which emphasize employee stock ownership, as well as Western Pacific's 401(k) retirement plan.

While Western Pacific believes that its per employee labor costs are currently lower than those of its competitors, those costs may increase in the future. Western Pacific considers its relationship with its employees to be good. Western Pacific's employees are not currently represented by labor unions, except for the mechanics, who currently number 27, and are represented by the International Brotherhood of Teamsters. Western Pacific is unable to predict the effect on its costs of existing or future union representation.

AIRPORT OPERATIONS

Western Pacific's ground handling operations at Colorado Springs Airport and other airports served by Western Pacific are contracted to other carriers or fixed base operators. Ground handling services are limited to underwing services, which include marshaling the aircraft into the gate, baggage unloading and loading, lavatory and water servicing, anti-icing and de-icing, certain services provided to aircraft that remain overnight and push-back of the aircraft from the gate upon departure.

AMR Services, an affiliate of American Airlines, provides Western Pacific's ground handling services at Colorado Springs. Midwest Express Airlines, Southwest, Continental, American Trans Air, TWA, Northwest, Ontario Air Services, America West, Aviation West, Delta, DynAir, and Ogden Allied provide ground handling services for Western Pacific at Western Pacific's field stations. Western Pacific continues to evaluate both the quality and cost of outsourcing these services, versus performing them in-house.

GOVERNMENT REGULATION

All United States interstate air carriers are subject to regulation by the DOT and the FAA under the provision of Subtitle VII of Title 49 of the United States Code, as amended (formerly the Federal Aviation Act of 1958, as amended). The DOT's jurisdiction extends primarily to the operational aspects of air transportation, including, among other things, air carrier certification and financial fitness, insurance, deceptive and unfair competitive practices, advertising, CRSs and other consumer protection matters such as on-time performance, denied boarding and baggage liability.

The FAA's regulatory authority relates primarily to air safety, including aircraft certification and flight operations, crew licensing and training, maintenance standards, aircraft noise, ground facilities, dispatch, communications, security, flight and duty time and other matters affecting air safety. Western Pacific must have and maintain FAA certificates of airworthiness for all of its aircraft. Western Pacific's flight personnel, flight and emergency procedures, aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA.

Both the DOT and FAA have broad and powerful regulatory and enforcement authority, including the authority to require reports, inspect the books, records and property of a carrier, investigate and institute enforcement proceedings, assess civil penalties and revoke operating authority or certification.

In general, the amount of economic regulation over interstate air carriers in terms of market entry and exit, pricing and inter-carrier acquisitions and contractual agreements have been greatly reduced after the enactment of the Deregulation Act. As a result of that change in the regulatory structure, Western Pacific's entry into the domestic air transportation business has been greatly simplified and the level of regulation to which it will be subject has been greatly reduced. On the other hand, the availability to Western Pacific of regulatory protection from competition has been virtually eliminated.

Each United States carrier must qualify as a United States citizen, which requires that its President and at least two-thirds of its Board of Directors and other managing officers must be comprised of United States citizens, at least 75 percent of the voting interest is owned or controlled by persons that are citizens of the United States, and that the carrier is not otherwise subject to foreign control.

Western Pacific obtained its Certificate of Public Convenience and Necessity ("CPCN") from the DOT pursuant to 49 U.S.C. sec. 41102 and its Air Carrier Operating Certificate from the FAA pursuant to Part 121 of the Federal Aviation Regulations on April 28, 1995 by demonstrating compliance with all DOT and FAA requirements. A CPCN confers no proprietary rights on the holder and DOT may enforce conditions or restrictions on such a CPCN. Each of Western Pacific's aircraft in service has received an airworthiness certificate issued by the FAA and any additional aircraft Western Pacific adds to its fleet will be required to have an airworthiness certificate.

The present regulatory environment is characterized by an increased sensitivity to safety and security issues and an increased intensity of FAA review of safety-related procedures, training and equipment. The organizational structure and procedures for FAA's review of new air carriers are currently in transition and subject to some uncertainty. These circumstances could impose increased costs and/or delays on Western Pacific.

     ENVIRONMENTAL REGULATION

The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, the Airport Noise and Capacity Act of 1990 and the Clean Air Act, as amended, to monitor and regulate aircraft engine noise and exhaust emissions. Western Pacific's aircraft comply with all applicable current and known future FAA noise control regulations and with current emissions standards.

     OTHER

All air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission.

Western Pacific's operations may become subject to additional federal regulatory requirements in the future under certain circumstances. For example, Western Pacific's labor relations are covered under Title II of the Railway Labor Act of 1926 and are subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the U.S. Department of Energy. Western Pacific is also subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities that operate the airports it serves.

RISK FACTORS

The following issues and uncertainties, among others, should be considered in evaluating Western Pacific's future prospects and performance.

HISTORICAL LOSSES. Western Pacific began scheduled flight operations on April 28, 1995, and Mountain Air Express began scheduled flight operations on December 15, 1996. During the period from the Company's inception through December 31, 1996, the Company incurred net losses totaling $35.7 million. Given the Company's limited operating history, there can be no assurances that the Company will be profitable in the future.

AVAILABILITY OF WORKING CAPITAL AND FINANCING SOURCES. Neither Western Pacific nor Mountain Air Express have generated positive cash flow consistently since inception. The Company had a deficit in consolidated working capital at December 31, 1996 of $19.0 million. The airline industry is extremely capital intensive, especially for a growing carrier, with payments for new aircraft and maintenance requirements for the existing fleet. The Company is evaluating additional sources of working capital and financing sources, (See discussion of Liquidity and Capital Resources in Management's Discussion and Analysis), but there is no assurance that additional sources will be available at competitive rates and conditions. Although management believes that the Company will be able to secure such additional capital, if the Company is unable to do so, cash flow from operations might not be sufficient to cover the Company's financial obligations during 1997.

CONSUMER CONCERN ABOUT OPERATING SAFETY CONDITIONS AT START-UP CARRIERS.
The highly publicized safety issues that led to the Federal Aviation Administration (FAA) grounding of ValuJet have caused some consumers to question the operating safety of all start-up airlines. During 1996, Western Pacific passed a rigorous National Aeronautical Safety Inspection audit conducted by the FAA and passed an independently commissioned comprehensive safety audit conducted by the Flight Safety Foundation. However, there is no assurance that the FAA will not take more restrictive actions against Western Pacific because of its start-up status. Such actions by the FAA could increase operating costs and reduce future earnings potential.

RISING FUEL COSTS. Western Pacific's average cost per gallon of fuel has increased from 72.3 cents for the three months ended December 31, 1995 to 87.7 cents for the three months ended December 31, 1996. For the three months ended March 30, 1997, Western Pacific's average fuel cost (inclusive of management fee and taxes) was 83.7 cents. At Western Pacific's current consumption rate, each one cent increase in the price of fuel increases Western Pacific's monthly fuel expense by approximately $40,000. Some carriers have begun to assess a fuel surcharge to be added to their base fares to cover these increased costs. Western Pacific has considered this alternative, but there can be no assurance that Western Pacific would be able to pass along any increases in the price of fuel to its consumers.

UNIONIZATION OF EMPLOYEE GROUPS.   Western Pacific's mechanics voted to
join the International Brotherhood of Teamsters union in May 1996. No other work groups are currently represented by, or have voted to be represented by, a union. While the mechanics' action has not altered Western Pacific's work rules or increased Western Pacific's costs, there can be no assurance that such action will not result in future changes or that other employee groups will not vote for union representation, nor that labor costs for those groups represented by a union will not increase.

COMPETITION. The airline industry is highly competitive. Other airlines that presently serve Western Pacific's routes in competition with Western Pacific are larger and have greater name recognition and resources than Western Pacific . Western Pacific may also face competition from other airlines which may begin serving the markets that Western Pacific currently serves or may serve in the future, and competition from new low-cost airlines that may be formed to compete in the low-fare market (including those formed by other major airlines) and from ground transportation alternatives.

GENERAL STATE OF UNITED STATES ECONOMY. The airline industry is highly susceptible to general changes in the economic climate, particularly in the leisure travel segment of the market. Any downturn in the economy of the United States could have an adverse effect on Western Pacific's business.

ITEM 2. PROPERTIES.

Western Pacific's headquarters in Colorado Springs, Colorado are currently located in office facilities containing approximately 74,000 square feet of space which Western Pacific occupies pursuant to eight separate lease agreements that expire in September 1998 (with two one-year renewal options).

Western Pacific occupies passenger and cargo terminal facilities at Colorado Springs Airport under a lease agreement with the City of Colorado Springs governed by the city's Airline Use and Lease Agreement (the "Terminal Facility Lease"). Western Pacific's lease, which began on April 1, 1995, covers specified areas in the terminal buildings to be made available to Western Pacific on an exclusive basis for ticket counters, offices, and cargo facilities and preferential use of four gates. The Terminal Facility Lease provides for payment of building rental, loading bridge charges and landing fees at rates provided in the Terminal Facility Lease, which are applicable to all air carriers using Colorado Springs Airport. The Terminal Facility Lease expires on December 31, 1999.

Western Pacific constructed a new concourse at the Colorado Springs airport adjacent to the existing terminal in the fourth quarter of 1996. This new facility is reached from the main concourse via a shuttle bus service. The new concourse has six gates, five of which are used by Western Pacific, and one by Mountain Air Express, Western Pacific's affiliated commuter carrier. The City of Colorado Springs has approved the construction of a permanent connector walkway that will connect the new concourse to the original concourse. This walkway is scheduled to be constructed during 1997.

In connection with Western Pacific's pursuance of providing service to Denver, Western Pacific has had preliminary discussions with the management of Denver International Airport regarding facilities. These discussions would seem to indicate that there are adequate gate, ticket counter, baggage, and other facilities available for Western Pacific's use.

Under an agreement with the City of Colorado Springs, Western Pacific also leases a single bay, jet aircraft maintenance hangar and adjacent administrative and maintenance support space located in the old Colorado Springs Airport terminal facility. The lease governing such maintenance facilities has an initial term that expires on December 31, 2010 (with two five-year renewal options). Construction of the hangar facility was completed in October 1996.

Western Pacific believes that its facilities are adequate for present and anticipated future purposes.

     STATION AIRPORT FACILITIES

The ticket counters, gates and airport office facilities at each of the airports Western Pacific serves are leased from the airport authority or sub-leased from other airlines. Such arrangements may also include baggage handling, station operations, cleaning and other services. Western Pacific believes that it has obtained such facilities at such airports at competitive rates. Subsequent to December 31, 1996, Western Pacific has eliminated five cities from its schedule: Las Vegas, Ontario, San Antonio, Nashville, and Miami. There were no long term lease commitments at any of these stations.

     AIRCRAFT

Western Pacific's fleet currently consists of 15 Boeing 737-300 jet aircraft. Western Pacific presently leases fourteen of its aircraft under operating leases with terms that expire between April 30, 2000 and June 22, 2006. The fifteenth aircraft was purchased by Western Pacific and was financed by a third party over fifteen years. Western Pacific's fleet consists of one type of aircraft. Western Pacific has entered into a purchase agreement with Boeing providing for the acquisition of six new Boeing 737-300 aircraft, firm options for six new Boeing 737-700 aircraft, and rolling options for up to six additional new Boeing 737-700 aircraft. The delivery schedule for the six new 737-300 aircraft calls for two deliveries in May 1997, two in June 1997, one in December 1997, and the last in November 1998. Western Pacific has also signed a term sheet for the lease of a used 737-300 aircraft to be delivered in November 1997.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which Western Pacific is a party.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Western Pacific's Common Stock, par value $0.001 per share, is traded on the Nasdaq National Market under the symbol "WPAC." Western Pacific's Common Stock began trading on December 5, 1995, the date of its initial public offering. The initial public offering price of Western Pacific's Common Stock was $19.00 per share.

The following table sets forth the reported high and low sale prices for Western Pacific's Common Stock for the period from the date on which the Common Stock first commenced trading on December 5, 1995 through December 31, 1996. Quotations are as reported by Nasdaq for National Market System issues.

              PERIOD                        HIGH     LOW
  ------------------------------------     ------   ------
  December 5, 1995 - December 31, 1995     $22.00   $16.50
  First Quarter 1996                        17.25    11.75
  Second Quarter 1996                       16.75    14.00
  Third Quarter 1996                        13.25     8.50
  Fourth Quarter 1996                       10.00     6.87

As of March 15, 1997, there were approximately 590 holders of record of Western Pacific's Common Stock and the closing price of the Common Stock was $6.25.

The transfer agent and registrar for Western Pacific's Common Stock is Continental Stock Transfer & Trust Western Pacific, 2 Broadway, New York, New York 10004, telephone: (212) 509-4000.

The common stock of Mountain Air Express is not currently publicly traded.

DIVIDENDS

Western Pacific presently intends to retain future earnings for its operations and expansion of its business. Western Pacific has never declared or paid any dividends on its Common Stock and has no plans to do so in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of Western Pacific's Board of Directors and will be dependent upon Western Pacific's results of operations, financial condition and other factors deemed relevant at the time by the Board of Directors.

On January 31, 1997, the Board of Directors of Western Pacific authorized the designation of 200,000 shares of its preferred stock as Series B Preferred Stock with a par value of $.001 per share. In February 1997 Western Pacific completed the sale of all 200,000 shares of Series B Preferred Stock to two existing major shareholders, GFI Company and Hunt Petroleum of Texas, Inc. The holders of Series B Preferred Stock are entitled to receive, when, as and if authorized by the Board of Directors out of funds legally available for that purpose, quarterly cash dividends in an amount per share equal to $2.50. Such dividends shall begin to accumulate and shall be fully cumulative from the issue date, whether or not authorized by the Board of Directors and whether or not in any period there are funds of Western Pacific legally available for the payment of such dividends.

PRIVATE ISSUANCE OF UNREGISTERED EQUITY SECURITIES

Pursuant to an Employment Agreement dated November 21, 1996 between Western Pacific and Robert A. Peiser, the Company's President and Chief Executive Officer, Western Pacific granted 100,000 shares of its Common Stock to Mr. Peiser in consideration of his employment with the Company. The shares granted to Mr. Peiser under his employment agreement vest as follows: 34,000 vest on November 21, 1997, 33,000 vest on November 21, 1998 and 33,000 vest on November 21, 1999.

On April 19, 1996, the Company's Board of Directors authorized the reservation of an additional 100,000 shares of Common Stock for issuance under the Company's 1996 Restricted Stock Plan for Non-Employee Directors (the "1996 Plan"). On July 1, 1996, the Company granted 701 shares of Common Stock to each of Clayton E. Bennett, Ivan Irwin, Jr., Glenn M. Stinchcomb, and James R. Wikert under the terms of the 1996 Plan, such shares being issued in consideration for the directors' continued service to the Company. No registration statement covering these additional shares was in effect on the grant date because the Company had previously issued all available shares under the 1996 Plan. Pending registration of these shares, Western Pacific has issued the stock granted to these four directors as unregistered restricted stock under the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such shares have been duly legended.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data for the period ended December 31, 1994, and for years ended December 31, 1995 and 1996, have been derived from the financial statements of Western Pacific audited by Arthur Andersen LLP, independent public accountants. The selected financial data for the period ended December 31, 1996, have been derived from the financial statements of Mountain Air Express audited by Arthur Andersen LLP, independent public accountants. The data should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           SELECTED FINANCIAL AND OPERATING DATA
              (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
                                                                            MOUNTAIN AIR
                                          WESTERN PACIFIC AIRLINES             EXPRESS    CONSOLIDATED
                                  Period Ended   Year Ended    Year Ended    Year Ended    Year Ended
                                  December 31,  December 31,  December 31,  December 31,  December 31,
                                      1994          1995          1996          1996          1996
                                  ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA <F1>
Operating revenues:
  Passenger                         $     --      $   53,381    $  150,816    $      421    $  151,237
  Other                                   --           1,401         4,522             0         4,522
                                    ----------    ----------    ----------    ----------    ----------
Total operating revenues                  --          54,782       155,338           421       155,759
                                    ----------    ----------    ----------    ----------    ----------
Operating expenses:
  Salaries, wages and benefits           1,069        14,642        29,693           655        30,348
  Aircraft leases                         --          13,223        38,169           194        38,363
  Aircraft fuel and oil                   --           8,772        30,266           107        30,374
  Other rentals, landing and
    ground handling fees                    60         7,533        17,153            99        17,252
  Advertising                             --           3,896         9,895            39         9,934
  Insurance                               --           2,290         5,614           288         5,901
  Maintenance materials and repairs       --           2,083        11,328           110        11,438
  Agency commissions                      --           2,042         5,264             0         5,264
  Depreciation and amortization             24         1,728         4,624             9         4,633
  Restructuring charge                    --            --           7,663          --           7,663
  Other operating                          461         9,947        18,662         2,154        20,899
                                    ----------    ----------    ----------    ----------    ----------
  Total operating and
    preoperating expenses                1,614        66,155       178,330         3,657       182,069
                                    ----------    ----------    ----------    ----------    ----------
Operating income (loss)                 (1,614)      (11,374)      (22,992)       (3,236)      (26,310)
Interest income, net                       172           879         1,212           (33)        1,178
Minority Interest                         --            --            --            --           1,413
                                    ----------    ----------    ----------    ----------    ----------
Net loss                            $   (1,442)   $  (10,495)   $  (21,780)   $   (3,269)   $  (23,719)
                                    ==========    ==========    ==========    ==========    ==========
Loss per common share and common
    share equivalent <F2>           $     (.17)   $    (1.12)   $    (1.64)   $    (1.87)   $    (1.78)
                                    ==========    ==========    ==========    ==========    ==========
Weighted average number of common
    shares and common share
    equivalents outstanding <F2>         8,528         9,331        13,310         1,752        13,310

SELECTED OPERATING DATA <F1,3,4>
  Revenue passengers enplaned             --         731,198     1,768,139         4,177           N/A
  Revenue passenger miles (000's)         --         551,812     1,516,806           555           N/A
  Available seat miles (000's)            --         878,182     2,607,652         1,250           N/A
  Load factor                             --            62.8%         58.2%         44.4%          N/A
  Operating break-even load factor        --            70.6%         67.7%        177.9%          N/A
  Average segment fare                    --      $    73.00    $    84.46    $    57.66           N/A
  Passenger revenue per RPM (cents)       --            9.67          9.86         75.86           N/A
  Total revenue per ASM (cents)           --            6.24          5.73         33.68           N/A
  Operating cost per ASM (cents)          --            6.99          6.84         46.00           N/A
  Completion factor                       --            99.4%         99.9%         87.1%          N/A
  Aircraft in fleet (end of period)       --              12            15             4           N/A
  Cities served (end of period)           --              17            23             4           N/A
  Average stage length (miles)            --             739           853           148           N/A

BALANCE SHEET DATA <F1>
  Cash and cash equivalents <F5>    $   13,003    $   58,317    $   17,595    $    2,775    $   20,391
  Working capital (deficiency)          12,789        43,836       (20,788)        1,648       (19,011)
  Property and equipment, net              720        13,335        41,133         1,044        41,703
  Total assets                          13,766        91,619       119,693         4,759       123,047
  Total liabilities                        257        25,954        76,503         4,276        79,599
  Stockholders' equity                  13,509        65,665        43,376           484        43,448

<F1>
Selected financial and operating data for the period ended December 31, 1994 and for the year ended December 31, 1995 include only the operations of Western Pacific Airlines. For the year ended December 31, 1996, the selected financial and operating data is shown separately for Western Pacific Airlines and for Mountain Air Express for the period from inception (May 2, 1996) to December 31, 1996. Statement of operations and balance sheet data for the year ended December 31, 1996 is also presented on a consolidated basis. Operating expenses for the period from inception (April 12, 1994) through December 31, 1994, and for the year ended December 31, 1995, include preoperating and development costs totaling approximately $1.6 million and $4.8 million, respectively for Western Pacific Airlines. Operating expenses for the period from inception, May 2, 1996 through December 31, 1996 for Mountain Air Express include preoperating and development costs of approximately $2.7 million.
<F2>
Computed on the basis described in Note 1 of Notes to Consolidated
Financial Statements.
<F3>
The terms included in Selected Operating Data have the meanings indicated below:
"Revenue passengers enplaned" represents the number of paying passengers boarded.
"Revenue passenger miles" or "RPMs" represents the number of scheduled miles flown multiplied by the number of revenue passengers.
"Available seat miles" or "ASMs" represents the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown. "Load factor" represents revenue passenger miles divided by scheduled service available seat miles.
"Operating break-even load factor" represents the percentage of revenue passenger miles which must be flown for the airline to break-even after operating expenses. Operating break-even load factor is calculated by dividing operating expenses less other revenue by scheduled service ASMs, divided by passenger revenue per RPM.
"Average segment fare" represents passenger revenue divided by revenue passengers enplaned.
"Passenger revenue per RPM" represents the total passenger revenue divided by
   RPMs.
"Total revenue per ASM" represents the total revenue divided by ASMs.
"Operating cost per ASM" represents the total operating expenses divided by the ASMs.
"Completion factor" represents the percentage of scheduled flights actually flown by Western Pacific.
"Average stage length" represents the scheduled aircraft miles flown divided by the total number of departures.
<F4>
The operating data and related calculations for the year ended December
31, 1995 exclude preoperating and development costs of approximately $4.8 million incurred from January 1, 1995 through the commencement of scheduled flight operations on April 28, 1995 for Western Pacific Airlines, and approximately $2.7 million from May 2, 1996 through the commencement of scheduled flight operations on December 15, 1996 for Mountain Air Express.
<F5>
Includes restricted cash and cash equivalents of $8.4 million and $8.3 million at December 31, 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company's operating results are significantly affected by both the general and the airline industry economic environment. Small fluctuations in yield per RPM and cost per ASM can have a significant impact on the Company's financial results. The Company sustained consolidated losses of $23.7 million and $10.5 million for the years ended December 31, 1996 and December 31, 1995, respectively. Factors contributing to these losses included: restructuring charges totaling $7.7 million related to the changes in Western Pacific's senior management and write-offs of certain technology related assets; pre-operating losses for Mountain Air Express of $2.7 million (less approximately 43% minority interest); pricing policies of other airlines which generated intense competition; and consumer backlash against start-up carriers in the aftermath of two airline accidents during 1996 and the ensuing government controversy concerning the safety of start-up carriers; and during 1995, pre-operating losses for Western Pacific Airlines of $4.8 million. Under the direction of a new senior management team , Western Pacific is taking steps to improve its financial condition and operating performance by, among other things, revising Western Pacific's route structure and adding a strong presence at Denver International Airport, entering into additional distribution channels (primarily CRS), and obtaining additional financing. Western Pacific's ability to improve its financial position and meet its financial obligations will depend in part on a variety of factors, including: ability to attract new capital, improved operating results, favorable airfare pricing environment, absence of adverse general economic conditions, and continued operating cost controls. See additional discussion under "Risk Factors".

OVERVIEW

Western Pacific commenced operations on April 12, 1994 as a development stage enterprise organized to operate a low-fare, medium-haul, scheduled passenger airline from its hub at the Colorado Springs Airport. From its inception until it commenced flight operations on April 28, 1995, Western Pacific's activities were limited to start-up activities. During 1996, Western Pacific assisted in the start-up of an affiliated regional commuter carrier, Mountain Air Express, Inc. ("MAX") to initially carry traffic to and from Colorado Springs to the mountain skiing communities. Western Pacific owns approximately 57% of the outstanding voting stock of MAX. Western Pacific also started a Thrifty car rental franchise, Colorado Springs Car Rental, Inc. ("CSCR") in November 1996 which is wholly owned by Western Pacific. The losses attributable to CSCR are included in the Company's consolidated operating results, and total $82,000 for 1996.

The operating data and related calculations for the year ended December 31, 1995 exclude preoperating and development costs of approximately $4.8 million incurred from January 1, 1995 through the commencement of scheduled flight operations for Western Pacific Airlines on April 28, 1995. The operating data and related calculations for the year ended December 31, 1996 for MAX exclude certain preoperating and development costs of approximately $2.7 million incurred from May 2, 1996 to the commencement of flight operations on December 15, 1996.

WESTERN PACIFIC

Western Pacific began flight operations on April 28, 1995 with two Boeing 737-300 aircraft and provided six daily round trips between Colorado Springs and five cities. The following chart indicates Western Pacific's expansion of service since it commenced flight operations.


                  TOTAL    NUMBER OF
                NUMBER OF DAILY ROUND
AS OF MONTH END AIRCRAFT     TRIPS                 SERVICE CHANGES
--------------- --------- ----------- -----------------------------------------
April 1995          2          6      Began service to Los Angeles, Kansas City,
                                      Phoenix, Las Vegas (2), Oklahoma City
May 1995            3          9      Began service to San Francisco, and added
                                      an additional flight to Kansas City and
                                      Los Angeles
June 1995           5         14      Began service to Chicago-Midway, Dallas/
                                      Ft. Worth (2), Seattle, and added an
                                      additional flight to San Francisco
July 1995           5         14      Added one additional flight to Phoenix and
                                      reduced one flight from Kansas City
August 1995         8         19      Initiated service to Houston, San Diego,
                                      Indianapolis, and Wichita, and added a
                                      flight to Chicago- Midway
October 1995       10         20      Added additional flight to Oklahoma City
November 1995      12         24      Initiated service to Newark and Tulsa, and
                                      added one flight to Los Angeles and Los
                                      Angeles
December 1995      12         26      Initiated service to Washington-Dulles,
                                      and added an additional flight to Seattle
January 1996       12         26      Initiated service to Atlanta, and reduced
                                      one round trip to Dallas
February 1996      12         28      Initiated service to Nashville, San Jose,
                                      San Antonio, and withdrawal from Wichita
March 1996         13         28      Added an additional round trip to Phoenix
                                      and Las Vegas and reduced one trip per day
                                      to each of Seattle and San Francisco
May 1996           14         30      Started one round-trip to Portland, and
                                      added one additional round-trip to Newark
June 1996          16(1)      33      Added an additional trip to San Antonio,
                                      San Diego, and San Francisco
July 1996          17         35      Added an additional trip to Atlanta and
                                      Seattle
September 1996     15         31      Started one round trip to Orlando and
                                      Ontario (CA); reduced one trip per day to
                                      each of Newark, Atlanta, Oklahoma City,
                                      San Antonio, Seattle, and San Francisco
December 1996      15         31      Initiated service to Miami and withdrew
                                      service from San Jose
February 1997      15         38      Added additional service to all cities
                                      except Houston, Miami, and Seattle, and
                                      withdrew service from Ontario (CA), San
                                      Antonio, Nashville, and Las Vegas
April 1997         15         37      Withdrew service from Miami


(1) Western Pacific leased two Boeing 727-200 aircraft on a short term basis for the seasonal period covering mid-June through early September 1996. These leases were inclusive of aircraft rental, maintenance, insurance, and crew costs.


MOUNTAIN AIR EXPRESS, INC.

Mountain Air Express began flight operations on December 15, 1996 with four Dornier 328 aircraft. The following chart indicates MAX's service changes since it began flight operations.

                  TOTAL    NUMBER OF
                NUMBER OF DAILY ROUND
AS OF MONTH END AIRCRAFT     TRIPS                SERVICE CHANGES
--------------- --------- ----------- -----------------------------------------
December 1996       4       up to 23  Initiated service to Steamboat Springs/
                                      Hayden, Aspen/Snowmass, Crested Butte/
                                      Gunnison, and Telluride/Montrose
January 1997        4       up to 23  Added service to Durango
April 1997          4          16     Added service to Sante Fe, New Mexico;
                                      Casper and Cheyenne, Wyoming; Grand
                                      Junction and Ft. Collins, Colorado;
                                      withdrew service from Steamboat Springs/
                                      Hayden, Telluride/Montrose, and Durango,
                                      Colorado

MAX also plans to begin supplementing Western Pacific's jet service to Oklahoma City, Tulsa, and Kansas City on April 14, 1997.

RESULTS OF OPERATIONS

     OPERATING REVENUES

WESTERN PACIFIC

Airline revenue is primarily a function of the number of passengers flown and the fares charged by the airline. Passenger ticket sales are generally recognized as revenue when the transportation is provided. Western Pacific's fares are generally non-refundable and changes in travel plans may be made only prior to scheduled departure for a $50 change fee ($35 in 1996 and $25 in 1995), plus any fare increase. Fares for passengers who do not cancel in advance of scheduled departure and do not take the scheduled flight are currently recognized as revenue when the scheduled flight departs.

Generally, passenger revenue per RPM has increased since Western Pacific's inception due to a combination of factors including increases in average fares and decreases in promotional fares as a percentage of total fares. Revenue per passenger mile (yield) increased 2% from 9.67 cents per passenger mile in 1995 to 9.86 cents per passenger mile in 1996. Western Pacific believes that the negative impact of entering new markets and running promotional fares should decrease as Western Pacific increases its revenue base. As shown below, Western Pacific's average fare has increased by 16% from 1995 to 1996, in part because of Western Pacific's expansion into longer-haul, higher-fare cities such as Orlando, Newark, and Washington (Dulles).

                                                                                   PASSENGER
                                        PASSENGER      REVENUE          AVERAGE     REVENUE
OPERATING PERIOD                       REVENUE<F1>  PASSENGER MILES  SEGMENT FARE   PER RPM
-------------------------------------  -----------  ---------------  ------------  ---------
                                         (000'S)         (000'S)       (DOLLARS)    (CENTS)
Eight Months ended December 31, 1995      53,381         551,812         73.00        9.67
Twelve Months ended December 31, 1996    150,816       1,516,806         84.46        9.86

<F1>
Passenger revenue is derived by deducting federal excise taxes and airport passenger facility charges from the gross passenger fare and adding back incidental charges such as reservation change fees. Federal excise taxes currently equal 10% of gross fare prices.

Western Pacific's operating break-even load factor fell from 70.6% for the eight months ended December 31, 1995 to 67.7% for the twelve months ended December 31, 1996. Excluding certain restructuring charges, Western Pacific's operating break-even load factor for the twelve months ended December 31, 1996 was 64.7%. Western Pacific's relatively high operating break-even load factor for the twelve months ended December 31, 1996 can be attributed to increased fare competition on Western Pacific's routes and consumer concern about the safety of start-up carriers in the wake of several highly publicized air accidents in 1996 which kept Western Pacific's yield at a relatively low level. Western Pacific's relatively high operating break-even load factor during the eight-month operating period ended December 31, 1995 was primarily attributable to (i) certain non-recurring start-up expenses, (ii) the impact of spreading the cost of Western Pacific's corporate infrastructure over a small number of total available seat miles until Western Pacific's fleet was further expanded, and (iii) the impact of promotional fares during Western Pacific's initial start-up which resulted in lower passenger revenue per revenue passenger mile. As Western Pacific's fleet is expanded, to the extent that the incremental passenger revenue generated from the additional capacity is sufficient to cover the incremental costs of the expansion, as well as a portion of Western Pacific's existing fixed costs, Western Pacific's operating break-even load factor should decrease. However, there can be no assurance that any such incremental passenger revenue will be sufficient to cover such costs or that, ultimately, as a result of these or other factors, Western Pacific's operating break-even load factor will decrease.

                                                    PASSENGER  OPERATING   OPERATING
                                        PASSENGER    REVENUE   COST PER   BREAK-EVEN
OPERATING PERIOD                       LOAD FACTOR   PER RPM      ASM     LOAD FACTOR
-------------------------------------  -----------  ---------  ---------  -----------
                                                    (CENTS)    (CENTS)
Eight months ended December 31, 1995      62.8%        9.67       6.99        70.4%
Twelve months ended December 31, 1996     58.2         9.86       6.84        67.7

Western Pacific anticipates that its core business will follow the traditional seasonal trends of the airline industry, with revenues typically higher during the months of March, June, July, August and December when business travel is supplemented by increased discretionary personal travel.

In addition to passenger revenue, Western Pacific generates revenue from the shipment of general cargo, mail and small packages. Generally these additional revenue sources represent less than 2% of Western Pacific's total revenues. Also, Western Pacific has created an innovative program called "Air Logo" through which Western Pacific receives revenue and promotional benefits in exchange for painting the exterior of its aircraft for advertising purposes. Revenues derived from this service generally cover Western Pacific's cost of aircraft paint, advertising design and production fees. Currently, Western Pacific operates thirteen logo aircraft. For the years ended December 31, 1996 and December 31, 1995, revenues earned from this service totaled approximately $1,288,000 and $649,000, respectively.

Effective January 1, 1996, a 10% federal excise tax on all passenger and cargo base fares was eliminated due to the failure of Congress to re-enact the legislation. The tax was later re-enacted in August 1996, and expired again on January 1, 1997. The tax has once again been re-enacted effective March 7, 1997 and is due to expire on September 30, 1997. In each instance, Western Pacific kept its gross fares at the same level as prior to the elimination of the excise tax, effectively increasing its base fares by 10%. There has been no appreciable effect on advance bookings as a result of this action.
However, the major carriers have been lobbying for the excise tax to be assessed based on the number of passengers carried, rather than on the gross price of the passenger's tickets. This would change the calculation of the excise tax such that a larger percentage of the total air traffic system's excise tax would be borne by low fare carriers like Western Pacific, and a smaller percentage by the major carriers.

MOUNTAIN AIR EXPRESS

Mountain Air Express commenced flight operations on December 15, 1996. The determination of MAX's revenues is currently governed by an Alliance Agreement between MAX and Western Pacific. Under the Alliance Agreement, all of MAX's marketing, scheduling, and pricing decisions are made by Western Pacific. In return, MAX receives an agreed amount from Western Pacific, ranging from $57.26 to $63.50, for each segment flown. The agreed amount may be renegotiated by MAX in the event of certain occurrences, such as decreases in load factor or increases in fuel prices. MAX's load factor of 44.4% for the period of December 15 through December 31, 1996 was negatively impacted by weight restrictions into some of the mountain communities due to certification issues with its aircraft and weather. MAX also expects its revenue to be seasonal, with higher load factors in the winter and summer, and reduced load factors during the spring and fall.

     OPERATING EXPENSES

WESTERN PACIFIC

The following table shows the components of operating expenses per available seat mile (shown in cents; "ASM"):

                                              WESTERN PACIFIC AIRLINES
                                            YEAR  ENDED       YEAR  ENDED
                                          DECEMBER 31,1995  DECEMBER 31,1996
                                          ----------------  ----------------
                                               (CENTS)           (CENTS)
Salaries, wages and benefits                     1.48              1.15
Aircraft leases                                  1.47              1.46
Aircraft Fuel and Oil                             .99              1.16
Other rentals, landing and ground
  handling fees                                   .83               .66
Advertising                                       .42               .38
Insurance                                         .23               .22
Maintenance materials and repairs                 .23               .43
Agency commissions                                .24               .20
Depreciation and amortization                     .18               .18
Restructuring and project
  discontinuation charges                         ---               .29
Other operating                                   .92               .71
                                                 ----              ----
                                                 6.99              6.84
                                                 ====              ====

The decrease in the salaries, wages and benefits per ASM from the year ended December 31, 1995 to the year ended December 31, 1996 is consistent with a 197% increase in ASMs over the period combined with a smaller increase in headcount. The increase in the aircraft fuel expense per ASM for the year ended December 31, 1995 to the year ended December 31, 1996 is due to a 26% increase in the average price of fuel per gallon, partially offset by decreased rate of consumption due to Western Pacific's longer stage lengths. The decrease in other rentals, landing, and ground handling expense per ASM from the year ended December 31, 1995 to the year ended December 31, 1996 is due to the increase in ASMs with only marginal incremental expense such as station rents. The decrease in advertising expense per ASM from the year ended December 31, 1995 to the year ended December 31, 1996 is due to the increase in ASMs and the high cost of establishing brand awareness in Western Pacific's first year. The increase in maintenance materials and repairs expense per ASM from the year ended December 31, 1995 to the year ended December 31, 1996 is due to initial "C" checks and engine overhauls performed during 1996, the costs of which are now being amortized over the period until the next scheduled "C" check or engine overhaul. See Note 2 of Notes to Consolidated Financial Statements. The decrease in agency commission expense per ASM from the year ended December 31, 1995 to the year ended December 31, 1996 is due to a slight decrease (from 40% to 35%) in the proportion of total sales booked by travel agents. The decrease in other expenses per ASMs from the year ended December 31, 1995 to the year ended December 31, 1996 is due to the increase in ASMs for the period.

Western Pacific incurred restructuring charges related to the changes in senior management and write-offs of certain technology related assets totaling $7.7 million during the fourth quarter of 1996. Without these charges, total operating expense per ASM would have been 6.55 cents.

MOUNTAIN AIR EXPRESS
                                                        MOUNTAIN AIR EXPRESS
                                                           QUARTER ENDED
                                                          DECEMBER 31,1996
                                                        --------------------
                                                               (CENTS)
Salaries, wages and benefits                                    14.16
Aircraft leases                                                  9.52
Aircraft Fuel and Oil                                            4.16
Other rentals, landing and ground handling fees                  3.44
Advertising                                                      2.80
Insurance                                                        3.12
Maintenance materials and repairs                                5.52
Agency commissions                                                .00
Depreciation and amortization                                     .24
Restructuring and project discontinuation charges                 ---
Other operating                                                  3.04
                                                                -----
                                                                46.00
                                                                =====

The relatively high cost per ASM for Mountain Air Express for the period from the inception of flight operations on December 15, 1996 to December 31, 1996 can be attributed to the partial month of operations and high fixed costs such as station rentals and administrative charges spread over a small number of ASMs. MAX anticipates that when it is flying a complete schedule, its cost per ASM should be between 18 to 20 cents.

BALANCE SHEET FLUCTUATION ANALYSIS

     WESTERN PACIFIC
Western Pacific's current portion of prepaid maintenance increased by $6.7 million, while the long term portion increased by $7.9 million during 1996. Western Pacific follows the deferral method of accounting for its maintenance expenses whereby expenditures for "C" checks and engine overhauls are capitalized and amortized over the period until the next scheduled maintenance event. The current portion of these costs will be amortized during 1997.

Western Pacific's current portion of maintenance reserves increased by $3.6 million, and the long term portion increased by $5.3 million during 1996. This balance represents the reserve payments made to aircraft lessors to offset certain scheduled maintenance events. The current portion represents those scheduled maintenance events that will occur during 1997.

Western Pacific's property and equipment increased by $34.6 million during 1996, of which $25 million represented Western Pacific's only purchased aircraft. An additional $5.6 million represents Western Pacific's portion of the maintenance hangar and new passenger concourse, both built at Colorado Springs Airport during 1996. The balance relates to purchases of office equipment, computers and telecommunications equipment.

Western Pacific's short term financing increased by $10.5 million during 1996. Of this total, $5.4 million was a loan to cover a portion of the progress payments on Western Pacific's 1997 delivery of five new Boeing 737-300 aircraft. An additional $5.0 million was a short term loan from two of Western Pacific's principal stockholders. See Note 5 of the Notes to Consolidated Financial Statements.

Western Pacific's long term debt increased by $15 million during 1996. This loan was used to fund a portion of the purchase of Western Pacific's only owned aircraft. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the terms and conditions.

     MOUNTAIN AIR EXPRESS

MAX had $1.0 million in net property and equipment at December 31, 1996, consisting primarily of telecommunications and computer equipment, leasehold improvements to facilities, and capitalized fees related to the acquisition of its aircraft. MAX had $1.2 million in accrued expenses at December 31, 1996 consisting of accrued salaries and wages and other operating expenses. MAX had $2.5 million in a long term note payable to Western Pacific for advances made for operating expenses through the commencement of flight operations. Such note becomes due and payable on January 1, 1998 and bears interest at 10%.

LIQUIDITY AND CAPITAL RESOURCES

     WESTERN PACIFIC

From Western Pacific's inception on April 12, 1994 through December 31, 1996, Western Pacific's preoperating and development costs, as well as its operating costs since it commenced flight operations, have been funded primarily with the proceeds from private sales of its equity securities, the proceeds from its initial public offering, and the issuance of debt. Western Pacific has received net proceeds from the sale of its equity securities aggregating approximately $76.8 million of which approximately $62.4 million was received during the year ended December 31, 1995.

During the year ended December 31, 1995, Western Pacific's preoperating and operating activities resulted in a deficit in cash flow of $11.2 million, of which $4.6 million was generated during the period prior to the commencement of scheduled flight operations on April 28, 1995. During the year ended December 31, 1996, Western Pacific's operating activities resulted in a cash flow deficit of $35.4 million. These cash flow deficits have been funded primarily with the proceeds from the private and public sale of Western Pacific's equity securities as discussed above. At December 31, 1996, Western Pacific had cash and cash equivalents of $17.6 million, including restricted cash and cash equivalents of $8.3 million. Western Pacific had a working capital deficit at December 31, 1996 of $20.8 million.

Cash flow used in investing activities totaled $30.4 million and $14.2 million during the years ended December 31, 1996 and 1995, respectively. Capital expenditures during the years ended December 31, 1996 and 1995 totaled $34.6 million and $14.9 million, respectively. Capital expenditures in 1996 consisted of the acquisition of a used Boeing 737-300 aircraft, payments made to construct Western Pacific's maintenance hangar and new concourse at Colorado Springs Airport, and various computer and telecommunications upgrades and additions. Capital expenditures in 1995 consisted primarily of aircraft modifications and the acquisition of ground equipment, telecommunications and computer equipment, software, leasehold improvements and office equipment and furniture. In December 1996, Western Pacific issued a $1.5 million letter of credit in favor of MAX. MAX drew down $1.0 million of this letter of credit in March 1997.

Western Pacific expects to incur approximately $1.6 million for capital expenditures during 1997 for aircraft interior modifications, including Heads Up Display and Wind Shear avoidance systems, aircraft fleet induction costs, reservation and information system improvements and facility leasehold improvements. An additional $1.4 million in payments will be made to The Boeing Company for interest payments on new aircraft deliveries and $2.0 million in progress payments for deliveries of new aircraft in 1997. Western Pacific is in negotiations for financing of these new aircraft, and anticipates the majority of the costs of these aircraft will be financed by third parties. In addition, Western Pacific may be required to post a letter of credit or other type of financial bond of up to $3.0 million to secure gates, ramp, and office space at DIA should Western Pacific decide to serve that market.

At December 31, 1996, Western Pacific operated fifteen aircraft, with fourteen under operating leases with original terms of either five or ten years. Rent expense under these leases is recognized on a straight-line basis over the lease terms. The amount charged to aircraft lease expense was approximately $38.2 million and $13.2 million for the years ended December 31, 1996 and December 31, 1995, respectively. Future minimum rental payments under these fourteen operating leases over the remaining terms, are approximately $258 million, of which $35.8 million will be paid during 1997. During 1997, Western Pacific expects to incur approximately $33.5 million for aircraft maintenance reserve deposits, aircraft lease security deposits and aircraft heavy maintenance (net of reserves and lessor contributions). Additionally, Western Pacific owns one aircraft, with minimum principal and interest payments of $2.6 million due during 1997.

Cash flow provided by financing activities totaled $27.1 million and $62.4 million during the years ended December 31, 1996 and December 31, 1995, respectively. During 1996, $16.8 million was generated from the financing of Western Pacific's purchased aircraft, $5.4 million from the financing of a progress payment due to Boeing by a third party, and $5.0 from a short term note payable to two principal stockholders. During 1996, Western Pacific issued a $16.8 million note payable to a third party to finance the acquisition of an aircraft. The note accrues interest at 10.4%, requires monthly principal and interest payments decreasing over the term of the loan from $215,000 to $122,402 and is secured by the aircraft. In the event the note payable is prepaid due to a sale of the aircraft or refinancing of the note, a prepayment penalty, which declines from 3% to 0% of the outstanding principal balance over the term of the note plus a break up fee, is due to the note holder. The note matures in April 2011. The $5.4 million short term note payable is due on July 30, 1997 with interest payable at prime plus 1%, secured by Western Pacific's interest in the Boeing purchase agreement. On January 31, 1997, the Board of Directors of Western Pacific authorized the designation of 200,000 shares of its preferred stock as Series B Preferred Stock with a par value of $.001 per share. In February 1997, Western Pacific completed the sale of all 200,000 shares of Series B Preferred Stock for total proceeds of $20,000,000, which included the conversion of $5.0 million in notes payable issued in December 1996. See Note 7 of the Notes to Consolidated Financial Statements. During 1995, approximately $46.7 million was generated from Western Pacific's initial public offering, $12.8 million was generated from the private sale of common and preferred stock, and approximately $2.9 million was generated from the exercise of warrants and purchases pursuant to Western Pacific's Employee Stock Purchase Plan.

Western Pacific is actively seeking arrangements that will allow it to increase its liquidity. The Company has taken certain short term measures to conserve its cash resources through the months of April and May which are generally lower revenue periods in the airline industry. Among other measures, the Company is currently negotiating agreements with certain of its aircraft lessors to defer lease payments during the months of April and May, an agreement with its major fuel supplier for an extension of payment terms on fuel payments, and an agreement with its provider of heavy maintenance for the extension of payment terms for the months of April and May from 30 days to 60 days. Western Pacific has contracted to outsource its Information Technology function to Perot Systems Corporation. This transaction calls for the Company to issue common stock in lieu of cash for certain of the required monthly service fees. Western Pacific has also had discussions with Colorado Springs Airport about the issuance of Special Facility Bonds to repay Western Pacific for the costs of construction of the new concourse at Colorado Springs Airport. Western Pacific continues to seek other methods of raising additional capital, including the sale and leaseback of the equity in its one owned aircraft and additional equity or debt offerings. Although management believes that the Company will be able to secure such additional capital, if Western Pacific is unable to do so, cash flow from operations might not be sufficient to cover the Company's financial obligations during 1997.

Western Pacific has delayed certain payments to certain of its vendors, including aircraft lessors during December 1996 and January and April 1997. Although these payments were delayed with the prior knowledge of the aircraft lessors, such non-payment put Western Pacific in technical default under these leases. The technical defaults were cured when all payments due to aircraft lessors were repaid.

     MOUNTAIN AIR EXPRESS

MAX's cash balance at December 31, 1996 was $2.8 million and working capital was $3.1 million. Additionally, MAX had a receivable from Western Pacific for December 1996 revenue of $0.5 million. MAX raised $4.2 million from the private sale of its common stock during 1996, including $.1 million from Western Pacific. MAX's loss from operations for the period from inception through December 31, 1996 totaled $3.3 million, of which $2.7 million was
incurred prior to the commencement of flight operations.    This loss was
funded by MAX's sale of equity securities and a note payable to Western Pacific for $2.1 million. Western Pacific provided MAX with a $1.5 million letter of credit prior to MAX's commencement of flight operations.

MAX incurred $1.0 million in investing activities, primarily the purchase of property and equipment, and aircraft acquisition. These activities were financed by the proceeds of the sale of equity securities and a note payable to Western Pacific. MAX expects to incur $4.0 million in 1997: $3.3 million for aircraft acquisition and lease payments on current aircraft, and $0.7 million for capital expenditures. MAX expects to finance these payments through cash flow from operations, third party financings, and the sale of equity securities. Western Pacific has no further commitment to MAX to provide any future financing or capital. MAX may renegotiate the agreed amount it is receiving per segment from Western Pacific on a quarterly basis if certain events occur, such as increases in the price of fuel or shortfalls in MAX's load factor from its plan. Western Pacific anticipates using MAX to supplement service on a number of its shorter haul routes such as Tulsa, Oklahoma City, and Kansas City during the spring, bringing additional revenue to MAX, and freeing Western Pacific's aircraft to add service in higher yield markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1996 and 1995
Consolidated Statements of Operations for the Years Ended December 31, 1996
     and December 31, 1995 and for the Period from Inception (April 12, 1994) to December 31, 1994
Consolidated Statements of Stockholders' Equity for the Years Ended December
     31, 1996 and December 31, 1995 and for the Period from Inception (April 12, 1994) to December 31, 1994
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996
     and December 31, 1995 and for the Period from Inception (April 12, 1994) to December 31, 1994
Notes to Consolidated Financial Statements
Valuation and Qualifying Accounts

                  WESTERN PACIFIC AIRLINES, INC.

                  CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1996 AND 1995
                  TOGETHER WITH REPORT OF
                  INDEPENDENT PUBLIC ACCOUNTANTS

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Western Pacific Airlines, Inc.:


We have audited the accompanying consolidated balance sheets of WESTERN PACIFIC AIRLINES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception (April 12, 1994) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Pacific Airlines, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from inception (April 12, 1994) to December 31, 1994, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Phoenix, Arizona,
April 4, 1997.

                           WESTERN PACIFIC AIRLINES, INC.

                            CONSOLIDATED BALANCE SHEETS

                            DECEMBER 31, 1996 AND 1995


                                                                1996          1995
                                                            ------------  ------------
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $ 12,076,034  $ 49,966,697
Restricted cash and cash equivalents                           8,314,887     8,350,639
Accounts receivable, net of allowance for uncollectible
 accounts of $347,000 and $350,000 at December 31, 1996
 and 1995, respectively                                        3,217,450     5,248,621
Prepaid expenses and other                                     6,104,414     4,009,459
Maintenance reserves                                           5,204,698     1,648,498
Prepaid maintenance                                            6,819,841       100,715
                                                            ------------  ------------
Total current assets                                          41,737,324    69,324,629

PROPERTY AND EQUIPMENT, net                                   41,702,859    13,335,405

MAINTENANCE RESERVES, net of current portion                   7,495,345     2,232,797

PREPAID MAINTENANCE, net of current portion                    7,983,560         -

AIRCRAFT AND ENGINE DEPOSITS                                  21,308,588     5,887,188

RESTRICTED CASH AND CASH EQUIVALENTS                           2,638,158       571,985

OTHER                                                            180,855       267,178
                                                            ------------  ------------
                                                            $123,046,689  $ 91,619,182
                                                            ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                            $ 11,637,006  $  2,206,303
Accrued expenses                                              21,947,117    11,018,931
Air traffic liability                                         15,617,460    11,137,622
Short-term debt                                               10,455,985         -
Current portion of long-term debt                              1,007,757         -
Other                                                             82,590     1,125,409
                                                            ------------  ------------
Total current liabilities                                     60,747,915    25,488,265
                                                            ------------  ------------

LONG-TERM DEBT, net of current portion                        15,214,819         -
                                                            ------------  ------------
OTHER LIABILITIES                                              1,396,735       465,418
                                                            ------------  ------------
MINORITY INTEREST                                              2,239,033         -
                                                            ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, no shares outstanding
 at December 31, 1996 and 1995                                     -             -
Common stock, $.001 par value, 13,381,894 and 13,220,913
 issued and outstanding at December 31, 1996 and 1995,
 respectively                                                     13,387        13,221
Common stock to be issued                                        800,411         -
Deferred compensation                                         (1,016,667)     (900,000)
Additional paid-in capital                                    80,265,823    79,363,393
Treasury stock, at cost                                          (84,902)        -
Accumulated deficit                                          (36,529,865)  (12,811,115)
                                                            ------------  ------------
Total stockholders' equity                                    43,448,187    65,665,499
                                                            ------------  ------------
                                                            $123,046,689  $ 91,619,182
                                                            ============  ============

The accompanying notes are an integral part of these consolidated balance sheets.

                           WESTERN PACIFIC AIRLINES, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
      AND FOR THE PERIOD FROM INCEPTION (APRIL 12, 1994) TO DECEMBER 31, 1994


                                                                1996          1995          1994
                                                            ------------  ------------  ------------
OPERATING REVENUES:
Passenger (net of federal excise taxes of $3,473,686
in 1996 and $5,224,261 in 1995)                             $151,237,265  $ 53,380,443  $      -
Other                                                          4,521,615     1,401,312         -
                                                            ------------  ------------  ------------
       Total operating revenues                              155,758,880    54,781,755         -
                                                            ------------  ------------  ------------
OPERATING AND PREOPERATING EXPENSES:
Aircraft leases                                               38,363,063    13,222,973         -
Aircraft fuel and oil                                         30,373,779     8,771,931         -
Salaries, wages and benefits                                  30,348,514    14,642,019     1,068,885
Other operating                                               20,898,637     9,947,490       461,523
Other rentals, landing and ground handling fees               17,252,181     7,532,820        60,405
Maintenance materials and repairs                             11,438,178     2,082,849         -
Advertising                                                    9,933,639     3,895,545         -
Insurance                                                      5,901,460     2,289,660         -
Agency commissions                                             5,263,858     2,041,765         -
Depreciation and amortization                                  4,633,029     1,728,302        23,601
Restructuring charge (Notes 2 and 3)                           7,662,965         -             -
                                                            ------------  ------------  ------------
       Total operating and preoperating expenses             182,069,303    66,155,354     1,614,414
                                                            ------------  ------------  ------------
OPERATING LOSS                                               (26,310,423)  (11,373,599)   (1,614,414)
                                                            ------------  ------------  ------------
OTHER INCOME (EXPENSE):
Interest income                                                2,157,356       913,479       172,012
Interest expense                                                (978,559)      (34,736)        -
                                                            ------------  ------------  ------------
       Total other income (expense)                            1,178,797       878,743       172,012
                                                            ------------  ------------  ------------
NET LOSS BEFORE MINORITY INTEREST                            (25,131,626)  (10,494,856)   (1,442,402)

MINORITY INTEREST                                              1,412,876         -             -
                                                            ------------  ------------  ------------
NET LOSS                                                    $(23,718,750) $(10,494,856) $ (1,442,402)
                                                            ============  ============  ============
LOSS PER COMMON SHARE AND COMMON
 SHARE EQUIVALENT                                              $ (1.78)      $ (1.12)      $  (.17)
                                                               =======       =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON SHARE EQUIVALENTS OUTSTANDING                     13,310,207     9,331,036     8,527,783
                                                            ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                            WESTERN PACIFIC AIRLINES, INC.

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
        AND FOR THE PERIOD FROM INCEPTION (APRIL 12, 1994) TO DECEMBER 31, 1994

                          Preferred Stock      Common Stock
                         ------------------ -------------------  Common                Additional
                                  Shares              Shares    Stock to    Deferred     Paid-in  Accumulated Treasury
                         Amount Outstanding Amount  Outstanding be Issued Compensation   Capital    Deficit     Stock     Total
                         ------ ----------- ------- ----------- --------- ------------ ---------- ----------- -------- -----------
Initial capitalization   $ -           -    $ 2,500   2,500,000 $    -    $       -    $     -    $      -    $    -   $     2,500
Sale of common stock       -           -      3,818   3,817,750      -            -     7,026,247        -         -     7,030,065
Sale of preferred stock   1,250   1,250,000    -           -         -            -     7,392,617        -         -     7,393,867
Issuance of common stock   -           -        263     262,500      -            -       524,737        -         -       525,000
Amortization of discount
 on preferred stock        -           -       -           -         -            -        75,000     (75,000)     -          -
Net loss                   -           -       -           -         -            -          -     (1,442,402)     -    (1,442,402)
                         ------ ----------- ------- ----------- --------- ------------ ---------- ----------- -------- -----------
BALANCE,December 31,1994  1,250   1,250,000   6,581   6,580,250      -            -    15,018,601  (1,517,402)     -    13,509,030
Sale of common stock       -          -         628     628,984      -            -     3,718,105        -         -     3,718,733
Sale of preferred stock   1,797   1,796,769    -           -         -            -    10,207,186        -         -    10,208,983
Conversion of preferred
 stock into common stock (3,047) (3,046,769)  3,047   3,046,769      -            -          -           -         -          -
Initial public offering
 of common stock, net      -           -      2,720   2,720,000      -            -    46,703,265        -         -    46,705,985
Exercise of warrants       -           -         90      90,000      -            -       719,910        -         -       720,000
Sale of common stock in
 connection with employee
 stock purchase plan       -           -        155     154,910      -            -     2,197,469        -         -     2,197,624
Amortization of discount
 on preferred stock        -           -       -           -         -            -       798,857    (798,857)     -          -
Deferred compensation      -           -       -           -         -      (1,200,000)      -           -         -    (1,200,000)
Amortization of deferred
 compensation              -           -       -           -         -         300,000       -           -         -       300,000
Net loss                   -           -       -           -         -            -          -    (10,494,856)     -   (10,494,856)
                         ------ ----------- ------- ----------- --------- ------------ ---------- ----------- -------- -----------
BALANCE,December 31,1995   -           -     13,221  13,220,913      -        (900,000)79,363,393 (12,811,115)     -    65,665,499
Initial public offering
 issuance costs            -           -       -           -         -            -      (362,224)       -         -      (362,224)
Purchase of treasury
 stock                     -           -       -         (5,000)     -            -          -           -     (84,902)    (84,902)
Common stock issued
 through exercise of
 stock option              -           -        134     134,014      -            -       783,950        -         -       784,084
Sale of common stock in
 connection with employee
 stock purchase plan       -           -         32      31,967      -            -       304,335        -         -       304,367
Compensation expense
 recorded through
 extension of stock
 option exercise dates     -           -       -           -         -            -       176,369        -         -       176,369
Amortization of deferred
 compensation              -           -       -           -         -         683,744       -           -         -       683,744
Common stock to be issued
 as compensation           -           -       -           -      800,411     (800,411)      -           -         -          -
Net loss                   -           -       -           -         -            -          -    (23,718,750)     -   (23,718,750)
                         ------ ----------- ------- ----------- --------- ------------ ---------- ----------- -------- -----------
BALANCE,December 31,1996 $ -           -     13,387  13,381,894   800,411  (1,016,667) 80,265,823 (36,529,865) (84,902) 43,448,187
                         ====== =========== ======= =========== ========= ============ ========== =========== ======== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              WESTERN PACIFIC AIRLINES, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
         AND FOR THE PERIOD FROM INCEPTION (APRIL 12,1994) TO DECEMBER 31, 1994


                                                                1996          1995          1994
                                                            ------------  ------------  ------------
CASH FLOWS FROM OPERATING AND PREOPERATING ACTIVITIES:
Net loss                                                    $(23,718,750) $(10,494,856) $ (1,442,402)
Adjustments to reconcile net loss to net cash used
in operating and preoperating activities, net of
restructuring charges-
  Depreciation and amortization                                4,633,029     1,728,302        23,601
  Recognition of deferred gain on sale leaseback                 (89,273)      (11,242)         -
  Minority interest in loss                                   (1,412,876)         -             -
  Common stock issued for compensation                            25,411          -          525,000
  Amortization of deferred compensation                          400,000       300,000          -
  Restructuring charge, net of amounts paid                    6,479,718          -             -
  Changes in assets and liabilities-
    Decrease (increase) in accounts receivable, net            2,031,171    (5,238,068)      (10,553)
    Increase in prepaid expenses and other                    (2,094,955)   (4,117,005)      (33,169)
    Increase in maintenance reserves                          (8,818,748)   (3,881,295)         -
    Increase in prepaid maintenance                          (14,702,686)         -             -
    Increase in restricted cash and cash equivalents          (2,030,421)   (8,922,624)         -
    Increase in aircraft and engine deposits                 (15,421,400)   (5,887,188)         -
    Decrease (increase) in other assets                           86,323      (227,178)         -
    Increase in accounts payable                               9,430,703     1,948,898       257,405
    Increase in accrued expenses                               9,493,530    11,018,931          -
    Increase in air traffic liability                          4,479,838    11,137,622          -
    Increase (decrease) in other liabilities                  (1,396,065)    1,467,686          -
                                                            ------------  ------------  ------------
    Net cash used in operating and preoperating activities   (32,625,451)  (11,178,017)     (680,118)
                                                            ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (36,289,566)  (14,859,572)     (743,571)
Proceeds from sale and leaseback of computer equipment              -          650,218          -
Proceeds from sale of equipment                                  291,244          -             -
Proceeds from sale of minority interest in subsidiary          3,651,909          -             -
                                                            ------------  ------------  ------------
    Net cash used in investing activities                    (32,346,413)  (14,209,354)     (743,571)
                                                            ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                      16,815,000          -             -
Proceeds from issuance of short-term debt                     10,455,985          -             -
Principal payments on long-term debt                            (831,109)         -             -
Sale of common stock, net of issuance costs                         -        2,518,733     7,032,565
Sale of preferred stock, net of issuance costs                      -       10,208,983     7,393,867
Initial public offering of common stock,
 net of issuance costs                                              -       46,705,985          -
Additional initial public offering costs                        (362,224)         -             -
Exercise of warrants                                                -          720,000          -
Exercise of stock options                                        784,084          -             -
Proceeds from sale of common stock in connection with
 employee stock purchase plan                                    304,367     2,197,624          -
Purchase of treasury stock                                       (84,902)         -             -
                                                            ------------  ------------  ------------
    Net cash provided by financing activities                 27,081,201    62,351,325    14,426,432
                                                            ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (37,890,663)   36,963,954    13,002,743

CASH AND CASH EQUIVALENTS, beginning of period                49,966,697    13,002,743          -
                                                            ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of period                    $ 12,076,034  $ 49,966,697  $ 13,002,743
                                                            ============  ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received         $       -     $     46,211  $       -
                                                            ============  ============  ============
Cash paid for interest                                      $    935,784  $     34,736  $       -
                                                            ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING TRANSACTIONS:
Purchases of equipment financed by capital leases           $    238,685  $       -     $       -
                                                            ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                        WESTERN PACIFIC AIRLINES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1995



(1) ORGANIZATION AND OPERATIONS:

Western Pacific Airlines, Inc. (Western Pacific or the Company), commenced commercial flight operations on April 28, 1995, as a low-cost, low-fare airline from its hub at Colorado Springs Airport in Colorado Springs, Colorado. Western Pacific provides up to 38 daily round trips between Colorado Springs and Seattle, San Francisco, Portland, Los Angeles, San Diego, Phoenix, Houston, Dallas/Ft. Worth, Oklahoma City, Tulsa, Kansas City, Atlanta, Indianapolis, Orlando, Miami, Chicago-Midway, Washington-Dulles and Newark with a fleet of 15 modern, 138-passenger Boeing 737-300 aircraft, of which 14 are under operating leases with original terms of either five or ten years, and one has been purchased.

During 1996, Western Pacific assisted in the start-up of a regional airline, Mountain Air Express, Inc. (MAX) to carry traffic initially into and out of Colorado ski markets and other small markets that cannot support jet traffic. MAX is an independent company with its own operating certificate and management. MAX commenced flight operations on December 15, 1996, with four Dornier 328 aircraft with seating capacity of 32 passengers each. MAX serves Aspen/Snowmass, Crested Butte/Gunnison, Ft. Collins and Grand Junction, Colorado, Santa Fe, New Mexico, and Casper and Cheyenne, Wyoming. Western Pacific owns approximately 57% of the outstanding voting stock of MAX.

In November 1996, Colorado Springs Car Rental, Inc., a Thrifty Rent-A-Car franchise and a 100% owned subsidiary of Western Pacific, commenced operations from its base in Colorado Springs.


     MANAGEMENT'S PLANS

The Company initially selected Colorado Springs as its operating hub because of its unique and favorable position in the Denver/Colorado Springs market, which is the seventh largest air travel market in the United States. Before the Company began service at Colorado Springs Airport, air service available in Colorado Springs was characterized by high fares and limited flights. During 1996, the Company's competitors, both in Colorado Springs and in Denver, began to more aggressively match the Company's low fares. Additionally, two U.S. airline accidents which occurred in May and July 1996 caused many travelers to avoid the low-cost, startup carriers, including the Company, over the late summer and fall of 1996. These events significantly impacted the Company's results of operations during 1996.

The Company's growth plan and business strategy had been focused on developing its routes and expanding the markets it serves from its Colorado Springs hub based on the Company's low-fare, no frills, low-cost structure and a simplified approach to airline operations. The Company's initial route structure was built around providing low frequency, scheduled service to high density, high volume primary travel markets, such as Los Angeles, San Francisco, New York-Newark, Washington, D.C. and Chicago-Midway and strong secondary travel markets such as Oklahoma City, Phoenix and Indianapolis. The Company believes that after almost two years of flight service, it has successfully established itself within this targeted market. With the addition of several new members to its management team in late 1996 and the expansion of its fleet of aircraft, the Company has decided to expand its focus, not only to retain its existing customer base of leisure travelers, but also to attract the value-conscious business traveler. To accomplish this, in February 1997, the Company initiated a schedule change, adding flights to all cities it served except Houston, Miami and Portland, while discontinuing service to its unprofitable routes to Nashville, San Antonio, Ontario, and Las Vegas. The additional flights increased capacity by 21% and the average hours of daily aircraft utilization by 19%. This schedule change was implemented to provide better aircraft utilization and to offer more flight and connecting opportunities for both leisure and business travelers. As the Company expands the size of its aircraft fleet, the Company's strategy will be to increase both service frequency and the number of markets served in order to build an efficient, low-cost hub and spoke air transportation network targeted at the value conscious leisure and business traveler.

An integral part of the Company's initial business strategy was a streamlined "ticketless" reservation system. However, as call volumes to the Company reservation center increased, the Company's existing proprietary reservation system was unable to handle such call volume. Therefore, in order to remedy this growing problem as well as increase its ticket distribution to the flying public, during March 1997, the Company entered into agreements with several computer reservation systems (CRS) that allow travel agents the ability to directly book seats on the Company's aircraft.

Western Pacific is based in Colorado Springs as a result of the initial belief that it could function effectively as an alternative airport to Denver International Airport (DIA) for the Denver/Colorado Springs market. As scheduled air carrier operations moved from Stapleton International Airport to DIA in February of 1995, a significant adverse public reaction developed.
This was primarily due to the combination of the increased distance to the airport for a large portion of the metro Denver population and the increased fares associated with the higher cost of operations at DIA. In addition, the lower fares offered by Western Pacific not only provided significant market stimulation in Colorado Springs, but also provided significant incentive for Denver passengers to drive to Colorado Springs Airport. While this trend continued throughout the balance of 1995 and well into 1996, underlying factors surfaced which made the continued expansion of Western Pacific Airlines at Colorado Springs Airport, to the exclusion of DIA, impractical.

With the advent of low fare service available out of DIA as a result of Frontier Airline's (Frontier) entry into the Denver market, fewer passengers were willing to make the drive to Colorado Springs Airport. In addition, United Airlines began to match the fare offerings of Western Pacific and Frontier in selected markets which further reduced the incentive for passengers to make the drive from Denver to Colorado Springs. At the same time, carriers who had served the Colorado Springs market only on a limited basis prior to Western Pacific's commencement of operations at Colorado Springs Airport, began to schedule additional flights. All of these factors had a dampening effect on the traffic available to Western Pacific at Colorado Springs Airport. Therefore, as capacity increased, it became increasingly difficult to stimulate additional traffic at acceptable fare levels. The traffic erosion occurred in spite of the fact that average fares continued to decline on a year over year basis. The combination of all these factors has led to management's conclusion that given current capacity and traffic levels in Colorado Springs, Western Pacific's prospects for significant growth in this market could be significantly limited.

With this in mind, management is actively exploring an entry into the Denver market. While numerous Denver/Colorado Springs schedule alternatives are under consideration, each would appear to provide favorable economics for Western Pacific.

As is discussed above, the Company's new management has taken several steps during late 1996 and early 1997 to turn around the financial condition and financial performance of the Company. These steps included (i) a significant schedule change on February 2, 1997, (ii) a commitment to begin service in Denver in June 1997, (iii) entering into an agreement to multi-host on the SABRE CRS beginning March 7, 1997, which allows direct connectivity with travel agents worldwide, (iv) a focused marketing and sales plan targeted to the value conscious leisure and business traveler and (v) entering into an agreement with a third-party to outsource its technology support systems. To date, with the exception of initiating service to Denver which is not planned to occur until June 1997, the above have had a significant impact on the Company's operations.

In early 1997 following the announcement of the February 2 schedule change, the Company began listing its flight schedules in several CRS systems on a "view only" capability. This allowed travel agents to view Western Pacific's flight and fare schedules but still required them to telephone Western Pacific's reservation office to actually book the flights. Telephone call volume to the Western Pacific reservation center increased from an average of 20,000 calls per day in January 1997 to in excess of 150,000 calls per day of which only about 10,200 per day could be answered by Western Pacific's reservation staff using its internal reservation systems. As a result of this dramatic increase in telephone volume, certain design flaws were identified in Western Pacific's computer based reservation system. Following a comprehensive review of various alternative solutions, Western Pacific determined that the most expedient and cost effective solution was to join the SABRE multi-host system, effective March 7, 1997. While Western Pacific is still reviewing its distribution strategies, the demand for Western Pacific's product on the CRS has been much greater than management had anticipated. Ticket sales in February 1997 exceeded actual travel in February 1997 by over $11 million. Western Pacific expects that this additional demand will positively impact its results of operations during the spring and summer of 1997, and also positively impact its cash flow.

Management also expects the outsourcing of its technology support function (Note 12) to improve cash flow as a result of certain monthly payments being satisfied through the issuance of common stock and from the proceeds of the sale of certain of its technology assets to the outsourcer.

In addition to the above, the Company is taking certain short-term measures to preserve its cash resources through the months of April and May which are generally lower revenue periods in the airline industry. Among other measures, the Company is currently negotiating agreements with certain of its aircraft lessors to defer lease payments during the months of April through June, an agreement with its major fuel supplier for an extension of payment terms on fuel payments, and an agreement with its provider of heavy maintenance for the extension of payment terms for the months of April and May from 30 days to 60 days.

     OPERATIONAL AND INDUSTRY RISKS

The airline industry is characterized by low gross profit margins and high fixed costs. The expenses of operating each flight do not vary significantly with the number of passengers carried and, therefore, a relatively small change in the number of passengers carried or in fare pricing or traffic mix could have a disproportionate effect on operating and financial results. Accordingly, a minor shortfall from expected revenue levels could have a material adverse effect on the Company's growth or its financial performance.

The airline industry is highly sensitive to general economic conditions. Because a substantial portion of airline travel (both business and personal) is discretionary, the industry tends to experience adverse financial results during general economic downturns. Any prolonged general reduction in airline passenger traffic may adversely affect the Company. In addition, the airline industry tends to be seasonal in nature. The Company expects that based on its experience, February, April, May, September and October of each year will be periods with lower load factors and lower yields.

Fuel costs constitute a significant portion of the Company's operating costs and significant increases in fuel costs would materially affect the Company's operating results. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world which the Company can neither control nor accurately predict. In the event of a fuel shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. The Company has no agreement assuring the availability and price stability of fuel.

The airline industry is highly competitive and, therefore, the competitive reaction of other airlines in markets that the Company plans to enter, particularly Denver, could also have a material adverse effect on the Company's results of operations and financial condition.


 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Western Pacific, MAX, and Colorado Springs Car Rental, Inc. All significant intercompany accounts have been eliminated. The minority stockholders' share of MAX's net loss and stockholders' equity has been presented as minority interest in the accompanying consolidated financial statements.

     PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RESTRUCTURING CHARGE

During the fourth quarter of 1996, the Company initiated a restructuring program designed to expand its focus from its existing base of leisure travelers, to attract the value-conscious business traveler. The initiation of the restructuring program resulted in a pre-tax charge of $7.7 million during the fourth quarter of 1996. The charge principally reflects severance costs for former members of senior management that have or will be replaced, along with the write-off of the cost to develop and implement the Company's automated computer reservation system and several other technology-related assets. The technology-related write-offs were precipitated by the Company's plans to enter several of the computer reservation systems owned and operated by third parties in an effort to increase its exposure and distribution to the flying public.

     PASSENGER REVENUE

Passenger ticket sales are generally recorded as revenue when the transportation is provided. The Company's fares are nonrefundable and changes in travel plans may be made only prior to scheduled departure for a $50 change fee, plus any increase to the new fare. The original fare plus any increase to the new fare for those passengers who cancel their flight in advance of the scheduled departure are accounted for as unused tickets as described below. The change fee is recognized as revenue when the change is made. Fares for passengers who do not cancel in advance of scheduled departure and do not take the scheduled flight are recognized as revenue when the scheduled flight departs. The value of unused tickets is included in current liabilities as air traffic liability, net of the Company's estimates of what credits will be unused at the end of one year after the passenger cancels, at which time the credits are forfeited and recognized as revenue.

     OTHER REVENUE

Other revenue includes cargo, mail and small package service revenue, all of which is recognized when the related service is provided. In addition, other revenue includes amounts earned by the Company in connection with its "Air Logo" program under which the Company makes available the exterior of its aircraft for advertising purposes. The Company recognized "Air Logo" revenues of approximately $1,288,000 and $649,000 for the years ended December 31, 1996 and 1995, respectively.

     CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     RESTRICTED CASH AND CASH EQUIVALENTS

Short-term restricted cash and cash equivalents consists of the balance of credit card receipts of approximately $8,315,000 and $8,350,000 at December 31, 1996 and 1995, respectively, held by the Company's credit card processing bank. Long-term restricted cash and cash equivalents consists of cash securing letters of credit required by the various airport authorities and the Department of Transportation (see Note 11).

At December 31, 1996 and 1995, cash equivalents (including $2,638,158 and $571,985 classified as restricted cash and cash equivalents at December 31, 1996 and 1995, respectively) consisting of United States government agencies' securities are classified as available for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1996 and 1995, the amortized cost, which approximated fair value, was approximately $8,711,000 and $43,957,000, respectively.

     ADVERTISING

The Company expenses the costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily of specific programs offering promotional fares for a fixed period of time and for a fixed number of seats. The capitalized costs of the direct-response advertising are amortized over the period during which the passengers who purchased the promotional fares travel. Direct-response advertising capitalized at December 31, 1996 and 1995, totaled $487,000 and $737,000, respectively.

     MAINTENANCE RESERVES AND PREPAID MAINTENANCE

Routine maintenance and repairs are expensed when incurred. Under the terms of its aircraft leases, the Company is required to make monthly maintenance reserve deposits based on aircraft usage. These deposits, which are to be applied against the cost of scheduled major maintenance checks and overhauls, are included as maintenance reserves in the accompanying consolidated financial statements until used for scheduled major maintenance checks and overhauls.

As scheduled major maintenance checks and overhauls are performed, the cost of such maintenance is capitalized and amortized using the straight-line method over the estimated periods benefited, which is to the next scheduled major maintenance check or overhaul or the life of the aircraft's lease, whichever is shortest. These amounts are included as prepaid maintenance in the accompanying consolidated financial statements.

     PASSENGER TRAFFIC COMMISSIONS AND RELATED FEES

Passenger traffic commissions and related fees are expensed when the transportation is provided and the related revenue is recognized. Passenger traffic commissions and other fees related to transportation not yet provided are included as a prepaid expense in the accompanying consolidated balance sheets.

     PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives as follows:

     Leasehold improvements                  Life of improvements
                                                or term of lease,
                                                whichever is less
     Aircraft                                            20 years
     Airport concourse                                   20 years
     Ground equipment                                  5-10 years
     Telecommunications and
      computer equipment                                3-5 years
     Software                                             3 years
     Furniture and fixtures                               5 years
     Office equipment                                     3 years

     AIRCRAFT AND ENGINE DEPOSITS

Included in aircraft and engine deposits are deposits for each of the Company's leased aircraft, generally equal to two or three months rent. Deposits related to aircraft leased at December 31, 1996 and 1995, totaled $8,104,613 and $5,887,188, respectively. Any portion of the deposits not required to be applied to cure a default by the Company is to be returned to the Company at the termination of the lease.

As discussed in Note 12, the Company entered an agreement for the purchase of six Boeing 737-300's, firm options for six Boeing 737-700 series aircraft and rolling options for up to six additional Boeing 737-700 series aircraft. A total of $11.2 million in deposits have been paid as of December 31, 1996, and are included in aircraft and engine deposits in the accompanying consolidated financial statements.

     ACCRUED EXPENSES

The following amounts are included in accrued expenses as of December 31:

                                                      1996          1995
                                                  ------------  ------------
Federal excise taxes                              $  1,757,962  $  3,311,671
Aircraft fuel and oil payable                        3,099,605     2,331,486
Accrued maintenance reserves                         1,537,025         -
Accrued restructuring costs                          1,661,856         -

     OPERATING AND PREOPERATING EXPENSES

Operating expenses for the year ended December 31, 1995, include preoperating and development costs of Western Pacific totaling approximately $4.8 million. Operating expenses for the year ended December 31, 1996, include preoperating and development costs of MAX totaling approximately $2.7 million.

Preoperating and development costs for financial reporting purposes consist of all costs incurred prior to the commencement of scheduled flight operations. These costs, which were expensed when incurred, include obtaining the necessary government licenses, hiring personnel, assembling the management team and all other activities required to bring the entity to an operational stage.

     LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Loss per common share and common share equivalent is computed by dividing the net loss by the weighted average number of common shares and common share equivalents assumed outstanding during the period. For purposes of these calculations, the Series A Cumulative Redeemable Preferred Stock that was converted into shares of common stock in connection with the Company's initial public offering has been assumed to have been converted upon original issuance. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

     NEW ACCOUNTING PRONOUNCEMENT

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was adopted by the Company in fiscal 1996.
The adoption did not have a material effect on the Company's financial position or its results of operations.

(3) PROPERTY AND EQUIPMENT:

Property and equipment at December 31 consists of the following:

                                                       1996          1995
                                                   ------------  ------------
Aircraft                                           $ 22,037,671  $      -
Leasehold improvements - aircraft                    10,346,628     6,691,037
Software                                              2,807,579     4,053,710
Leasehold improvements - facilities                   4,359,335     2,095,625
Airport concourse                                     4,121,296         -
Telecommunications and computer equipment             1,381,578       924,681
Ground equipment                                      1,117,238       564,094
Furniture and fixtures                                  654,230       461,368
Office equipment                                        214,550       140,138
                                                   ------------  ------------
                                                     47,040,105    14,930,653
Less: Accumulated depreciation and amortization      (5,337,246)   (1,595,248)
                                                   ------------  ------------
                                                   $ 41,702,859  $ 13,335,405
                                                   ============  ============

During 1996, the Company constructed a passenger concourse at Colorado Springs Airport for the exclusive use of the Company. The concourse and related fixtures and equipment were completed during December of 1996 at a cost of approximately $4.1 million. The Company is also making certain improvements to the existing facilities at Colorado Springs Airport and will assist in the construction of a permanent connection between the existing facilities and the newly constructed concourse. The Company is in negotiations with the City of Colorado Springs (the City) to obtain reimbursement for the construction costs of the concourse through the issuance of special purpose facility bonds that would be guaranteed by the Company and secured by a lease for the newly constructed concourse. There is no assurance that the Company and the City will be successful in completing the special purpose facility bond transaction.

As discussed in Note 2, the Company initiated a restructuring plan in the fourth quarter of 1996. Software, telecommunication and computer equipment, and leasehold improvements of approximately $4.0 million was written off in connection with the restructuring plan.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 1996 and 1995.

(5) SHORT-TERM DEBT:

Short-term debt at December 31, 1996, consists of the following (there was no short-term debt at December 31, 1995):

     Notes payable to stockholders, interest payable at
     8.25%, due January 17, 1997.  These notes were
     converted into 50,000 shares of Series B Preferred
     Stock in February 1997, as discussed in Note 7.           $  5,013,562

     Note payable, due on July 30, 1997, interest payable
     at prime (8.25% at December 31, 1996) plus one percent,
     secured by the Company's interest in the purchase
     agreement discussed in Note 12.                              5,442,423
                                                               ------------
                                                               $ 10,455,985
                                                               ============

(6) LONG-TERM DEBT:

During 1996, the Company issued a $16.8 million note payable to a third party to finance the acquisition of an aircraft. The note accrues interest at 10.4%, requires monthly principal and interest payments decreasing over the term of the loan from $215,000 to $122,402 and is secured by the aircraft. The balance outstanding at December 31, 1996 was $15,997,297. In the event the note payable is prepaid due to a sale of the aircraft or refinancing of the note, a prepayment premium of up to 3% of the then outstanding principal balance plus an amount to be calculated based on an agreed upon formula set forth in the note agreement is due to the note holder. The aggregate prepayment premium at December 31, 1996, is approximately $3.5 million. The note matures in April 2011. The Company is also party to certain capital lease agreements, which require monthly payments of approximately $4,100 through November 2000. Capital lease obligations outstanding at December 31, 1996 totaled $225,279. The future maturities of long-term debt and capital lease obligations are as follows:

            Year                                Amount
          --------                          ------------
            1997                            $  1,007,757
            1998                               1,017,626
            1999                               1,091,072
            2000                                 981,594
            2001                               1,005,324
            Thereafter                        11,119,203
                                            ------------
            Total                             16,222,576
            Less: current maturities          (1,007,757)
                                            ------------
                                            $ 15,214,819
                                            ============

(7) STOCKHOLDERS' EQUITY:

The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $.001 per share and 3,047,000 shares of serial preferred stock, par value $.001 per share.

     COMMON STOCK

On December 4, 1995, the Company completed an initial public offering in which 3,220,000 shares of the Company's common stock were sold to the public at a price of $19 per share. Of the 3,220,000 shares of common stock sold in the offering, 2,720,000 were sold by the Company with the remaining 500,000 being sold by certain stockholders of the Company.

     SERIES A PREFERRED STOCK

During 1995 and 1994, the Company sold an aggregate of 3,046,769 shares of its Series A Cumulative Redeemable Convertible Preferred Stock (Series A). Pursuant to the terms of the Series A, the Company had the option to convert the Series A into common stock on the effective date of an initial public offering of the Company's common stock if such public offering was at a price of $8 per share or more and would generate gross proceeds of $20 million or more. In connection with its initial public offering on December 4, 1995, the Company converted all outstanding shares of Series A on a one-for-one basis into shares of common stock.

Discounts on increasing rate preferred stock are amortized over the periods preceding commencement of the stated dividend by charging an imputed dividend cost against accumulated deficit and increasing the carrying amount of the preferred stock through additional paid-in capital by a corresponding amount. For the period from inception to December 31, 1994, and for the period from January 1, 1995 through the conversion of the Series A, the Company amortized approximately $75,000 and $798,900, respectively, of the total discount on its Series A of approximately $1,703,000, the remainder of which has been reflected as an increase to additional paid-in capital in connection with the conversion of the Series A. The Series A was canceled during July 1996.

     SERIES B PREFERRED STOCK

On January 31, 1997, the Board of Directors of Western Pacific authorized the designation of 200,000 shares of its preferred stock as Series B Preferred Stock (Series B) with a par value of $.001 per share. In February 1997, Western Pacific completed the sale of all 200,000 shares of Series B for total proceeds of $20,000,000, which included the conversion of $5.0 million of notes payable issued in December 1996 (see Note 5).

At any time after the three year anniversary of the issue date, the holders of Series B shall have the right to cause Western Pacific to redeem all or any part of Series B for an amount equal to the original issue price ($100 per share) plus all dividends accumulated and unpaid.

At any time after the three year anniversary of the issue date, the holders of Series B shall have the right to convert all or any portion of such Series B into an exchange note in the principal amount equal to the issue price plus an amount representing a ten percent (10%) per annum return (compounded annually) on the issue price from the issue date.

The holders of Series B are entitled to receive, when, as and if authorized by the Board of Directors out of funds legally available for that purpose, quarterly cash dividends in an amount per share equal to $2.50 per annum.
Such dividends shall begin to accumulate and shall be fully cumulative from the issue date, whether or not authorized by the Board of Directors and whether or not in any period there are funds of Western Pacific legally available for the payment of such dividends.

In the event of any liquidation, dissolution or winding up of Western Pacific, whether voluntary or involuntary, before any payment or distribution of the assets of Western Pacific shall be made to or set apart for the holders of shares ranking junior to the Series B, holders of Series B shall be entitled to receive in immediately available funds an amount equal to the issue price per share, plus all dividends accumulated and unpaid thereon to the date of final distribution to such holders (Liquidation Preference).

At any time after the issue date, the Series B may be redeemed by Western Pacific, at its option in whole or in part at any time, for an amount payable in immediately available funds equal to the Liquidation Preference on the date fixed for redemption.

In connection with the sale of the Series B, Western Pacific issued to the same parties, warrants to purchase up to 2,500,000 shares of Western Pacific's common stock at a price of $.01 per share. The ultimate number of warrants that will vest depends on the length of time that the Series B remains outstanding. The vesting schedule is as follows: (i) warrants for the purchase of 256,849 shares of common stock vested on the issue date of the Series B (ii) warrants for the purchase of 256,849 vest ratably from the issue date through December 1, 1997, as long as the Series B remains outstanding,
(iii) warrants for the purchase of 856,161 shares of common stock vest ratably from May 1, 1998 through April 30, 1999, as long as the Series B remains outstanding, and (iv) warrants for the purchase of 1,130,138 shares of common stock vest ratably from May 1, 1999 through April 30, 2000, as long as the Series B remains outstanding.

The $20 million in gross proceeds received by Western Pacific will be allocated between the Series B and the warrants based on the respective fair values of each instrument, which is estimated at $10.7 million for the Series B and $9.3 million for the warrants. The initial carrying amount of the Series B will be increased by periodic accretions so that the carrying amount will equal the redemption amount ($20.0 million) at the redemption date in February 2000. The periodic increases in carrying amount will be affected by charges against additional paid-in capital.

     AFFINITY WARRANTS

The Company has reserved 166,291 shares of common stock for issuance upon exercise of the $8 Affinity Warrants (Affinity Warrants) granted to certain vendors and strategic partners of the Company. The Affinity Warrants are exercisable on the later of four years from the date of grant or two years after the effective date of the Company's initial public offering. At December 31, 1996, Affinity Warrants to purchase 76,291 shares of common stock at $8.00 per share were outstanding.

(8) STOCK PLANS:

     1994 STOCK OPTION PLAN

The Company adopted the 1994 Stock Option Plan (the Plan) which provides for the grant of options intended to qualify as incentive stock options and nonstatutory stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code). Incentive stock options are issuable only to eligible officers and employees of the Company. Nonstatutory options may be granted to employees, officers, directors or consultants of the Company. The Company has reserved 2,600,000 shares of common stock for issuance under the Plan.

The per share exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of a nonstatutory stock option may not be less than 85% of the fair market value of the common stock on the date of grant. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any person may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of the grant.

Incentive stock options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to a date not less than 60 days prior to the date of exercise. Options under the Plan must be granted within 10 years from the effective date of the Plan. The exercise date of an option granted under the Plan cannot be later than 10 years from the date of grant, provided that the term of an option is limited to five years if the optionee is a person who owns stock representing more than 10% of the voting power of the capital stock of the Company on the date of grant.
Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available for issuance.

There were 898,514 and 1,491,000 options available for grant as of December 31, 1996 and 1995, respectively.

     DIRECTORS' STOCK OPTION PLAN

The Company's 1995 Directors' Option Plan (the Directors' Option Plan) was adopted by the Board of Directors in June 1995. A total of 200,000 shares of common stock have been reserved for issuance under the Directors' Option Plan, which provides for the grant of nonstatutory stock options to outside directors of the Company. The Director's Option Plan is designed to work automatically, without administration; however, to the extent administration is necessary, the Compensation Committee serve as administrators.

The terms of the Directors' Option Plan provide that each person who first becomes an outside director of the Company is automatically granted an option to purchase 25,000 shares upon the later of the date on which the optionee first becomes a director of the Company or July 28, 1995 (the date on which the Board of Directors approved the Directors' Option Plan). The Directors' Option Plan is effective for ten years after its adoption by the Board of Directors. The term of each individual option is five years, and subject to limited exceptions for termination, disability and death, each option is exercisable only while the Outside Director remains a Director of the Company.

The exercise price of all options granted under the Directors' Option Plan is equal to the fair market value of a share of the Company's common stock on the date of grant of the option. The options are exercisable in installments, to the extent of 40% of the shares (10,000 shares) on the date of grant of the option, 30% of the shares (7,500 shares) on the first anniversary of the date of the grant of the option and 30% of the shares (7,500 shares) on the second anniversary of the date of grant of the option, provided, however, that no option was exercisable until June 1995.

Options to purchase 125,000 shares of common stock had been granted under the Directors' Option Plan as of December 31, 1996 and 1995, at prices ranging from $6.00 to $8.00 per share of which options to purchase 87,500 and 50,000 shares, respectively, were exercisable. No options have been exercised.

A summary of the status of the Company's two stock option plans at December 31, 1996 and 1995, and changes during the years then ended is presented below:

                                                 1996              1995
                                          -----------------  ----------------
                                               Weighted          Weighted
                                               Average           Average
                                               Exercise          Exercise
                                            Shares   Price     Shares   Price
                                          ---------- ------  ---------- ------
Outstanding at beginning of year           1,309,000 $ 6.52     525,000 $ 6.00
Granted                                      768,500   8.79     784,000   6.87
Exercised                                   (134,014)  5.85       -        -
Forfeited                                    (42,000) 10.31       -        -
                                          ----------         ----------
Outstanding at end of year                 1,901,486   7.30   1,309,000   6.52
                                          ==========         ==========
Exercisable at end of year                   768,833   6.61     261,166   6.13
                                          ==========         ==========
Range of exercise prices                $6.00 - $13.50     $6.00 - $12.75
                                        ==============     ==============
Weighted average fair value of
 options granted                             $ 5.05             $ 3.97
                                             ======             ======

At December 31, 1996, the weighted average remaining contractual life of options outstanding was 8.8 years.

     EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan (Purchase Plan) was adopted by the Board of Directors in September 1995, as a qualified employee stock purchase plan under Section 423 of the Code, and became effective on the effective date of the Company's initial public offering. The Company has reserved 600,000 shares of common stock for issuance under the Purchase Plan, which allows eligible employees to purchase shares of common stock, at annual intervals, through periodic payroll deductions.

The purchase price per share is 85% of the lower of the fair market value of the common stock on the date of (i) commencement of an offering period or (ii) termination of an offering period. The purchase price, amount of shares purchased, and value of stock purchased are all subject to certain limitations on an individual and aggregate basis, as defined in the Purchase Plan. Under the Purchase Plan, 31,967 and 154,910 shares of common stock have been issued during 1996 and 1995, respectively.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options and warrants granted during 1995 and 1996; using the following weighted average assumptions used for grants:

          Risk free interest rate                    6.1%
          Expected dividend yield                     N/A
          Expected lives                          5 years
          Expected volatility                         61%

Options were assumed to be exercised over the five year expected life for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total value of options and warrants granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of options and warrants:

          Year ended December 31, 1996        $ 3,640,000
          Year ended December 31, 1995        $ 3,828,858

If the Company had accounted for stock options issued to employees using a fair value based method of accounting, the Company's net loss and net loss per common share and common share equivalent would have been reported as follows:

                                                  Year Ended December 31,
                                                 --------------------------
                                                     1996          1995
                                                 ------------  ------------
Net loss:
    As reported                                  $(23,718,750) $(10,494,856)
    Pro forma                                     (25,715,544)  (11,794,677)

Net loss per common share
 and common share equivalent:
    As reported                                    $ (1.78)      $ (1.12)
    Pro forma                                        (1.93)        (1.26)

The effects of applying SFAS No. 123 for providing pro forma disclosures for 1996 and 1995 are not likely to be representative of the effects on reported net income (loss) and net income (loss) per common share and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

(9) INCOME TAXES:

The Company computes its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial reporting and tax bases of assets and liabilities and the tax rates expected to be in effect when those differences reverse.

The provisions for income taxes at December 31 are as follows:

                                         1996          1995          1994
                                     ------------  ------------  ------------
Current:
Federal                              $     -       $    -         $    38,962
State                                      -            -               7,249
                                     ------------  ------------  ------------
                                           -            -              46,211
Deferred tax benefit                   (9,919,000)   (4,140,000)     (630,900)

Increase in valuation allowance         9,919,000     4,140,000       584,689
                                     ------------  ------------  ------------
Provision for income taxes           $     -       $    -         $    -
                                     ============  ============  ============

The components of deferred taxes at December 31 are as follows:

                                                       1996           1995
                                                   ------------  ------------
Capitalized organization and start-up costs        $  2,977,000  $  2,142,000
Tax effect of net operating loss carryforward         8,359,000     2,584,000
Accrued expenses not currently deductible             3,575,000         -
Other                                                  (287,000)       (1,000)
                                                   ------------  ------------
                                                     14,644,000     4,725,000
Valuation allowance                                 (14,644,000)   (4,725,000)
                                                   ------------  ------------
                                                   $      -       $     -
                                                   ============  ============

A valuation allowance is provided when it is uncertain that some portion or all of the deferred tax asset will be recognized. The Company has established a valuation allowance due to the unprofitable operating history of the Company.

At December 31, 1996, the Company had net operating loss carryforwards of approximately $20,897,000 expiring from 2010 through 2011.

Stock issuances by the Company may cause a change in ownership under the provisions of Internal Revenue Code Section 382; accordingly, the utilization of the Company's net operating loss carryforwards may be subject to annual limitations.

(10) RELATED PARTY TRANSACTIONS:

Effective June 10, 1996, the Company entered into a short-term lease agreement with an affiliate of a director of the Company for two Boeing 727-200 aircraft. The lease covered the cost of the aircraft, in-flight crews, maintenance and insurance. The agreement was terminated on September 5, 1996. Lease expense of $2,748,000 was recorded under this agreement during the year ended December 31, 1996.

Effective September 5, 1994, the Company entered into a consulting agreement with a company that is owned, operated and controlled by an affiliate of a shareholder and director of the Company. Under the agreement, the company was to provide market analysis, forecasting, pricing policy analysis, yield management and related services. Effective January 1, 1995, the Company entered into a consulting agreement with another company owned, operated and controlled by an affiliate of a shareholder and director of the Company and an affiliate of a shareholder and former outside general counsel of the Company. Under the agreement, the company was to provide creative media and related services, including advertising liaison, promotion and marketing. Both agreements provide for a one-year term and are terminable by either party. Compensation under both agreements was based on hourly rates for services performed, with minimum monthly compensation of $12,500. For the years ended December 31, 1996 and 1995, the Company paid approximately $3.4 million and $276,000, respectively, under these agreements. Both agreements were terminated in December 1996. The Company also purchased uniforms and other supplies from an affiliate of a shareholder and director of the Company. Purchases of $446,000 and $100,000 were made from this affiliate during the years ended December 31, 1996 and 1995, respectively.

On September 30, 1994, the Company entered into an Aircraft Supply Agreement (the Agreement) with Aircorp, Inc. (Aircorp), an affiliate of a member of the Company's board of directors. Under the Agreement, Aircorp acted as the Company's agent or broker in connection with the procurement, through lease with a lessor or purchase, of the Company's first eight aircraft. The agreement terminated upon closing of the purchase or lease of the eighth aircraft. The agreement provided for compensation to Aircorp in the amount of 3% of the purchase price of any purchased aircraft or one month's lease payment for any aircraft leased by the Company, except for aircraft leased from Aircorp or any affiliated company for which no commission is due.
Amounts paid under the agreement for aircraft leased during the year ended December 31, 1995 totaled $1,221,000. The agreement was terminated in October 1995.

(11) COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES

At December 31, 1996, the Company leased 14 aircraft which are accounted for under operating leases with terms ranging from five to ten years. Rent expense is recognized on a straight-line basis over the lease terms. The amount charged to aircraft lease expense was approximately $38,363,000 and $13,223,000 for the years ended December 31, 1996 and 1995, respectively. Under the terms of the aircraft leases, the Company is required to make monthly maintenance deposits based on aircraft usage.

The Company also leases administrative, airport, maintenance and reservation facilities under operating lease agreements expiring at various dates through December 31, 2010. Rent expense is recognized on a straight-line basis over the lease terms. Amounts charged to rental expense for nonaircraft operating leases were approximately $7,319,500 and $3,633,000 for the years ended December 31, 1996 and 1995, respectively.

On December 19, 1995, the Company entered into a Construction, Lease and Operation Agreement (the Agreement) for a hangar at Colorado Springs Airport. Under the Agreement, the Company was responsible for the construction of a hangar on ground leased from the city of Colorado Springs (the City). The City reimbursed the Company for $1.0 million of the costs of construction.
The hangar is the property of the City. The Company subsequently leased the hangar and certain office space from the City through December 31, 2010. The lease includes two, five-year extension periods. During the first extension period, no rent will be required to be paid on the hangar. During the second five year extension period, rent on the hangar will be at the then fair market rental. Monthly rental expense under the Agreement is approximately $19,000.

The Company's future minimum rental payments under noncancelable operating leases at December 31, 1996, are as follows:

         Year Ending
         December 31,                  Aircraft        Other         Total
         ------------                ------------  ------------  ------------
             1997                    $ 40,793,444  $  3,840,525  $ 44,633,969
             1998                      42,498,700     2,644,600    45,143,300
             1999                      43,867,200     1,717,783    45,584,983
             2000                      41,405,200       954,731    42,359,931
             2001                      30,241,200       711,862    30,953,062
             Thereafter               173,791,946     4,625,882   178,417,828
                                     ------------  ------------  ------------
                                     $372,597,690  $ 14,495,383  $387,093,073
                                     ============  ============  ============

     CONCENTRATION OF CREDIT RISK

The Company does not believe it is subject to any significant concentration of credit risk. At December 31, 1996, approximately 35% of the Company's receivables related to amounts due from travel agencies and approximately 23% related to tickets sold to individual passengers through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale or in the month following usage. Bad debt losses, which have been minimal to date, have been considered in establishing allowances for uncollectible accounts.

     LEASE LINE OF CREDIT

In May 1996, the Company obtained a $5.0 million credit facility from a technology equipment lessor for the financing of computer hardware and software. The facility carries an initial term of one year and provides financing for 100% of the technology acquisition cost. As purchases are made, advances under the facility are converted to separate operating lease agreements. The facility remains in effect so long as there is not a material adverse change in the credit rating of the Company during the term of the agreement. At December 31, 1996, the Company had used approximately $650,000 of this credit facility and approximately $4,350,000 was available for additional acquisitions.

     COMPENSATION ARRANGEMENTS

The Company has entered into employment agreements with certain members of senior management, which have three year terms and generally include provisions for medical, life and disability insurance, automobile allowances and the granting of stock options under the 1994 Stock Option Plan. The employment agreement with its president and chief executive officer also included a stock grant and signing bonus. Approximately $558,000 of compensation expense, representing the signing bonus and the value of the vested shares of common stock granted was recorded pursuant to this agreement for the year ended December 31, 1996.

     OTHER

The Company is a party to various legal and administrative proceedings arising in the ordinary course of business. Management believes, based upon discussion with legal counsel, that the eventual outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

During 1996, the Company entered into a letter of intent with the owner of an aircraft for the proposed purchase of that aircraft. The Company decided not to purchase this aircraft and therefore, the owner of the aircraft has notified the Company that they intend to seek damages equal to the difference between the agreed upon purchase price and the ultimate sales price of the aircraft. Management of the Company believes the Company has no liability and have therefore, not provided any reserves for such resolution.

As required by the various airport authorities, the Company has outstanding letters of credit at December 31, 1996 and 1995, in the amount of approximately $1,069,000 and $485,000, respectively, secured by restricted cash and cash equivalents. Additionally, Western Pacific has issued a $1.5 million irrevocable letter of credit in favor of MAX to satisfy certain Department of Transportation requirements.

(12) SIGNIFICANT AGREEMENTS:

The Company has entered into a ten-year contract with the Aerospace division of BF Goodrich Aerospace (BFG) for comprehensive aircraft maintenance services. These services include heavy airframe maintenance, component overhaul/repair, wheel and brake services, landing gear overhaul, technical engineering and various maintenance support services and spare parts inventory purchasing, financing and warehousing. BFG maintains a comprehensive aircraft spare parts inventory for the Company's exclusive use in a Colorado Springs warehouse that is staffed, equipped and managed by BFG.

Charges for heavy airframe maintenance and component overhaul/repair services are based on BFG's customary rates; while fees for wheel and brake services are paid on a cost per landing basis and landing gear overhaul is on a fixed charge per overhaul basis. The Company also pays BFG a monthly inventory standby fee based upon the value of rotable/repairable spare parts inventory on hand at the end of each month while expendable and consumable supplies are paid for by the Company as used. Additionally, BFG receives a monthly program management fee to cover the cost of providing aircraft engineering and maintenance services and for providing aircraft spare parts purchasing and warehousing services. Such fees are expensed as incurred. Under the contract, BFG received $300,000 as reimbursement for program start-up expenses and 200,000 shares of common stock valued at $6 per share as consideration for the first three years of program management fees. The start-up fee was primarily for the purchase of fixed assets to be used by BFG during the term of the agreement. The fair value of the common stock issued in consideration for the program management fees is reflected in stockholders' equity as common stock and deferred compensation, and is being amortized over the term of the agreement.

In October 1996, the Company entered into an agreement with Boeing for the purchase of six new Boeing 737-300 aircraft. The total purchase price for these aircraft will be approximately $232 million. Under the terms of the contract, five of the 737-300 aircraft are scheduled to be delivered during 1997 and one is scheduled to be delivered in 1998. The acquisition cost is subject to increase by an inflationary factor, as defined in the agreement. The Company is obligated to prepay, pursuant to a prepayment schedule, approximately 15% of the cost of these aircraft before delivery occurs. The prepaid amounts have been recorded as aircraft and engine deposits in the accompanying consolidated balance sheets. During 1996, the Company also accrued $1,390,000 in interest for prepayments not made in accordance with the agreed upon funding schedule. The accrued interest is included in accrued expenses in the accompanying consolidated financial statements.

The Company has also entered into an agreement with Boeing whereby the Company was granted an option to purchase six new Boeing 737-700 aircraft. The agreement provides for the delivery of the aircraft, if the option is exercised, starting in 2000. If options on all six aircraft are exercised, the total purchase price will be approximately $265 million. The Company paid $1.2 million to Boeing during 1996 to secure this option, which has been recorded as aircraft and engine deposits in the accompanying consolidated balance sheets. The Company also has a rolling option for the purchase of six additional Boeing 737-700 aircraft.

The Company has entered into a financing facility with a third party to provide funding for certain of the prepayments required under the Boeing agreement. The financing facility requires the payment of a 2% fee up-front and interest at prime plus one percent. At December 31, 1996, there was $5,442,423 outstanding under the facility (see Note 5). All amounts are due upon the earlier of July 30, 1997 or when the first aircraft is delivered. Through this and other sources, the Company intends to obtain lease financing for all aircraft acquired pursuant to the agreements with Boeing.

In September 1996, Western Pacific entered into an alliance agreement (the Alliance Agreement) with MAX. Under the Alliance Agreement, Western Pacific is to provide essential services on behalf of MAX including reservation, "ticketless" booking and sales, purchasing, marketing, flight planning, flight data and weather data services in exchange for a per passenger charge.
Western Pacific creates and coordinates all of MAX's advertising, marketing and promotional programs. Western Pacific has no continuing obligation to fund the operation of MAX pursuant to the Alliance Agreement. The Alliance Agreement expires in 2006, but is subject to earlier termination in certain circumstances.

Effective April 1, 1997 (Effective Date), the Company entered into a Information Technology Services Agreement (Technology Agreement) with Perot Systems Corporation (Perot) pursuant to which Perot will deliver an integrated suite of technology related services to the Company over a five year period in support of the Company's strategic plan. These services are to include business process re-engineering, call center infrastructure, data mining, networking, total system management and the application of emerging technologies. Base monthly service fees under the Technology Agreement, which excludes pass-through expenses for which Perot will be reimbursed by the Company, are as follows:

               Months                       Monthly Fee
               ------                       -----------
                 1-12                         $317,000
                13-24                          461,600
                25-36                          981,800
                37-48                          975,500
                49-60                          934,400

During the first six months of the Technology Agreement, the Company can elect to issue shares of its common stock in lieu of cash for up to three months of base monthly service fees and pass-through expenses not to exceed $2.0 million. The number of shares to be issued is to be determined by dividing the amount of the base monthly service fees by the average closing bid price for the Company's common stock for the five trading days ending two days prior to the date the shares are to be delivered. If Perot decides to sell the shares of common stock within thirty calendar days after receiving such shares or is unable to sell the shares for specified reasons, Perot can require the Company to pay an amount equal to the excess of the applicable monthly base service fees over the actual proceeds from such sale and will return any unsold shares to the Company. This option is available to Perot only during the thirty days following the issuance of the shares.


As additional consideration under the Technology Agreement, the Company will pay Perot, in the form of shares of its common stock, $800,000 within thirty days of the Effective Date, $600,000 on the first anniversary of the Effective Date and $400,000 on the second anniversary of the Effective Date. The number of shares to be issued will be determined in the manner described above. The Company has an option, exercisable at any time prior to the termination or expiration of the Technology Agreement, to repurchase, at a price of $15.00 per share, any of these shares which have not been sold by Perot.


(13) SEGMENT DATA:

The Company provides low cost, low fare airline service through Western Pacific and MAX. Western Pacific offers travel to national destinations via its fleet of 15 Boeing 737-300 jet aircraft. MAX offers travel to regional destinations via its fleet of four Dornier 328 turboprop aircraft. Operating revenue, operating loss, identifiable assets, capital expenditures and depreciation expense related to each of these two segments is as follows (in thousands):

                                       Western
                                       Pacific         MAX      Consolidated
                                    ------------  ------------  ------------
Operating revenues                  $    155,338  $        421  $    155,759

Operating loss                      $    (23,075) $     (3,235) $    (26,310)

Identifiable assets                 $    118,288  $      4,759  $    123,047

Capital expenditures                $     35,649  $        879  $     36,528

Depreciation expense                $      3,550  $          8  $      3,558

(14) UNAUDITED SUPPLEMENTAL STATEMENTS OF OPERATIONS DATA:

The following table sets forth the unaudited results of operations for each of the four quarters of 1996 and 1995. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information for the periods presented when read in conjunction with the financial statements of the Company and notes thereto. The operating results for any period are not necessarily indicative of the results of the full year or any future period.

                                             Quarter Ended
                         ------------------------------------------------------
                           March 31,     June 30,    September 30, December 31,
                             1996          1996          1996          1996
                         ------------  ------------  ------------  ------------
Operating revenues       $ 33,705,603  $ 39,313,642  $ 45,520,859  $ 37,218,776

Operating expenses         36,879,920    39,296,335    46,493,245    59,399,803

Operating income (loss)    (3,174,317)       17,307      (972,386)  (22,181,027)

Net income (loss)          (2,443,214)      520,933      (910,325)  (20,886,144)

Income (loss) per common
 share and common share
 equivalent                     (.18)          .04          (.07)        (1.57)


                                             Quarter Ended
                         ------------------------------------------------------
                           March 31,     June 30 ,   September 30, December 31,
                             1995          1995          1995          1995
                         ------------  ------------  ------------  ------------
Operating revenues       $       -     $  7,611,268  $ 22,289,842  $ 24,880,645

Operating and
 preoperating expenses      2,066,297    13,742,986    22,129,325    28,216,746

Operating income (loss)    (2,066,297)   (6,131,718)      160,517    (3,336,101)

Net income (loss)          (1,857,845)   (5,998,173)      371,639    (3,010,477)

Income (loss) per common
 share and common share
 equivalent                     (.28)         (.58)          .03          (.32)

                           WESTERN PACIFIC AIRLINES, INC.

                         VALUATION AND QUALIFYING ACCOUNTS
                              ALLOWANCE FOR BAD DEBTS

                                             CHARGED TO   CHARGED TO
                                 BEGINNING   COSTS AND      OTHER                      ENDING
                                  BALANCE     EXPENSES     ACCOUNTS   DEDUCTIONS<F1>   BALANCE
                                 ----------  ----------   ----------  -------------  ----------
April 12, 1994 - Dec. 31, 1994         -           -            -              -           -

Jan. 1, 1995 - Dec. 31, 1995           -        455,975         -          (103,056)    352,919

Jan. 1, 1996 - Dec. 31, 1996        352,919     839,459         -          (842,890)    349,488

<F1>
Deductions are write-offs of specific account balances, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1997 (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Transactions" in the 1997 Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(A) DOCUMENTS FILED WITH THIS REPORT:

1. Financial Statements. The financial statements filed as a part of this report are listed in Item 8, "Financial Statements and Supplementary Data," herein.

2. Financial Statement Schedules. There are no financial statement schedules filed as part of this report, since the required information is included in the financial statements, including notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3. Exhibits. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K. As used in the list of Exhibits below, "Registrant" refers to Western Pacific.

EXHIBIT  INDEX

    EXHIBIT
      NO.                         DESCRIPTION OF EXHIBIT
    -------  ------------------------------------------------------------------
(1)   3.1    -- Restated Certificate of Incorporation of the Registrant.
      3.3    -- Amended By-laws of the Registrant.
(1)   4.1    -- Specimen Stock Certificate.
(1)   4.4    -- Common Stock Purchase Warrant Certificate to Subscribe for and
                Purchase Common Stock of the Registrant dated June 22, 1995 issued to Babcock & Brown Aircraft Management, Inc.
(1)   4.5    -- Common Stock Purchase Warrant Certificate to Subscribe for and
                Purchase Common Stock of the Registrant dated June 26, 1995 issued to Mercury Air Group, Inc.
(1)   4.6    -- Common Stock Purchase Warrant Certificate to Subscribe for and
                Purchase Common Stock of the Registrant dated June 26, 1995 issued to Hanifen, Imhoff Inc.
(1)   4.7    -- Subscription Agreement and Investment Letter dated October 11,
                1995 between Registrant and Boullioun Aviation Services, Inc.
(6)   4.8    -- Certificate of Designation, Preferences and Rights of Series B
                Preferred Stock dated  January 31, 1997 issued by Western
                Pacific
(1)  10.1    -- Aircraft Lease Agreement dated as of March 7, 1995 between the
                Registrant and General Electric Capital Corporation.
(1)  10.2    -- Letter Agreement No. 1 dated as of March 7, 1995 to Aircraft
                Lease Agreement dated as of March 7, 1995, between the Registrant and General Electric Capital Corporation.
(1)  10.3    -- Letter Agreement No. 2 dated as of May 5, 1995 to Aircraft Lease
                Agreement dated as of March 7, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.4    -- Lease Supplement No. 1 dated April 28, 1995 to Aircraft Lease
                Agreement dated as of March 7, 1995, between the Registrant and General Electric Capital Corporation.
(1)  10.5    -- Aircraft Lease Agreement dated as of March 15, 1995 between the
                Registrant and First Security Bank of Utah, N.A.
(1)  10.6    -- Aircraft Lease Agreement dated as of May 1, 1995 between the
                Registrant and General Electric Capital Corporation.
(1)  10.7    -- Letter Agreement No. 1 dated as of May 1, 1995 to Aircraft Lease
                Agreement dated as of May 1, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.8    -- Lease Supplement No. 1 dated May 5, 1995 to Aircraft Lease
                Agreement dated as of May 1, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.9    -- Aircraft Lease Agreement dated as of May 5, 1995 between the
                Registrant and Aircorp, Inc.
(1)  10.10   -- Aircraft Lease Agreement dated as of May 22, 1995 between the
                Registrant and General Electric Capital Corporation.
(1)  10.11   -- Letter Agreement No. 1 dated as of May 22, 1995 to Aircraft
                Lease Agreement dated as of May 22, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.12   -- Lease Supplement No. 1 dated May 25, 1995 to Aircraft Lease
                Agreement dated as of May 22, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.13   -- Aircraft Lease Agreement dated as of June 1, 1995 between the
                Registrant and Kasumigaura Land Co., Ltd.
(1)  10.14   -- Lease Supplement No. 1 dated June 2, 1995 to Aircraft Lease
                Agreement dated as of June 1, 1995 between the Registrant and Kasumigaura Land Co., Ltd.
(1)  10.15   -- Lease Supplement No. 2 dated June 26, 1995 to Aircraft Lease
                Agreement dated as of June 1, 1995 between the Registrant and Kasumigaura Land Co., Ltd.
(1)  10.16   -- Assignment and Assumption Agreement dated June 2, 1995 to
                Aircraft Lease Agreement dated as of June 1, 1995 between the Registrant and Kasumigaura Land Co., Ltd.
(1)  10.17   -- Aircraft Lease Agreement dated as of July 10, 1995 between the
                Registrant and General Electric Capital Corporation.
(1)  10.18   -- Letter Agreement No. 1 dated as of July 10, 1995 to Aircraft
                Lease Agreement dated as of July 10, 1995 between the
                Registrant and General Electric Capital Corporation.
(1)  10.19   -- Lease Supplement No. 1 dated July 18, 1995 to Aircraft Lease
                Agreement dated as of July 10, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.20   -- Aircraft Lease Agreement dated as of July 15, 1995 between the
                Registrant and Avalon Leasing Corporation.
(1)  10.21   -- Letter of Intent dated as of August 25, 1995 between the
                Registrant and Aircorp III, Inc.
(1)  10.22   -- Aircraft Lease Agreement (MSN 23331) dated as of October 16,
                1995 between the Registrant and Boullioun Aircraft Holding
(1)  10.23   -- Aircraft Lease Agreement (MSN 23332) dated as of October 16,
                1995 between the Registrant and Boullioun Aircraft Holding
(1)  10.24   -- Aircraft Supply Agreement dated September 30, 1994 between the
                Registrant and Aircorp, Inc.
(1)  10.25   -- Colorado Springs Municipal Airport Airline Use and Lease
                Agreement dated January 11, 1995 between the Registrant and the City of Colorado Springs, Colorado.
(1)  10.26   -- Lease Agreement dated August 1, 1995 between the Registrant and
                Executive Tower of Colorado Springs, LLC.
(1)  10.27   -- Lease Agreement dated January 10, 1995 between the Registrant and Executive Tower of Colorado Springs, LLC.
(1)  10.28   -- Lease Agreement dated January 10, 1995 between the Registrant and Executive Tower of Colorado Springs, LLC.
(1)  10.29   -- Lease Agreement dated August 4, 1994 between the Registrant and
                Charles J. Murphy.
(1)  10.30   -- Amendment No. 1 dated March 7, 1995 to Lease Agreement dated
                August 4, 1994 between the Registrant and Charles J. Murphy.
(1)  10.31   -- Services Agreement dated as of October 31, 1995 between the
                Registrant and The B.F.Goodrich Western Pacific, by and through its segment BF Goodrich Aerospace.
(1)  10.32   -- Aviation Fuel Sales Agreement dated May 31, 1995 between the
                Registrant and Mercury Air Group, Inc.
(1)  10.34*  -- Employment Agreement dated September 1, 1994 between the
                Registrant and Martin J. Dugan, Jr.
(1)  10.35*  -- Employment Agreement dated September 1, 1994 between the
                Registrant and Thomas J. DeNardin.
(1)  10.36*  -- Employment Agreement dated September 1, 1994 between the
                Registrant and Nolan A. Wiley.
(1)  10.37*  -- Employment Agreement dated September 12, 1994 between the
                Registrant and Timothy D. Komberec.
(1)  10.38*  -- Employment Agreement dated October 1, 1994 between the
                Registrant and Mark S. Klumb.
(1)  10.39*  -- Employment Agreement dated January 16, 1995 between the
                Registrant and Glenn S. Goldberg.
(1)  10.40*  -- Employment Agreement dated September 1, 1995 between the
                Registrant and Donald E. Applegarth.
(1)  10.41*  -- Employment Agreement dated August 9, 1995 between the Registrant and Martin J. Wax.
(1)  10.42*  -- 1994 Stock Option Plan.
(1)  10.43*  -- 1995 Directors' Option Plan.
(1)  10.44*  -- 1995 Employee Stock Purchase Plan (amended through October 27,
                1995).
(1)  10.45   -- Consulting Agreement dated April 15, 1994 between the Registrant and John S. Lancy.
(1)  10.46   -- Consulting Agreement dated January 1, 1995 between the
                Registrant and InnoVision Incorporated.
(1)  10.47   -- Consulting Agreement dated September 5, 1994 between the
                Registrant and AVFORS, Inc.
(1)  10.48   -- Aircraft Lease Agreement dated as of November 1, 1995 between the Registrant and Daikyo Tatemono Co., Ltd.
(1)  10.49   -- Aircraft Lease Agreement dated as of November 13, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.50   -- Letter Agreement No. 1 dated as of November 13, 1995 to Aircraft
                Lease Agreement dated as of November 13, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.51   -- Lease Supplement No. 1 dated November 17, 1995 to Aircraft Lease
                Agreement dated as of November 13, 1995 between the Registrant and General Electric Capital Corporation.
(1)  10.52   -- Agreement for Purchase of Accounts dated October 31, 1995 between the Registrant and Performance Funding Corporation.
(2)  10.53   -- Lease Agreement dated August 31, 1995 between the Registrant and Executive Tower of Colorado Springs, LLC.
(2)  10.54   -- Lease Agreement dated December 22, 1995 between the Registrant and Executive Tower of Colorado Springs, LLC.
(2)  10.55   -- Lease Agreement dated September, 1995 between the Registrant and Executive Tower of Colorado Springs, LLC.
(2)  10.56   -- Lease Agreement dated September, 1995 between the Registrant and Executive Tower of Colorado Springs, LLC.
(2)  10.57   -- Aircraft Engine Lease Agreement dated October 20, 1995 between the Registrant and Terandon Leasing Corporation (MSN 725180).
(2)  10.58   -- Aircraft Engine Lease Agreement dated November 24, 1995 between the Registrant and Terandon Leasing Corporation (MSN 720190).
(2)  10.59   -- Aircraft Engine Lease Agreement dated September 12, 1995 between the Registrant and Germania Fluggesellschaft MBH
                (MSN 723129).
(2)  10.60   -- Construction, Lease, and Operation For an Airline Hub
                Operation Hangar at the Colorado Springs Municipal Airport dated December 19, 1995 between Registrant and the City of Colorado Springs.
(2)  10.61   -- Agreement for an Airline Facility at the Colorado Springs
                Municipal Airport dated February 20, 1995 between the Registrant and City of Colorado Springs.
(3)  10.62   -- Aircraft Sale Agreement dated as of April 26, 1996 between
                Aerovias Venezolanas,   S.A. and Western Pacific Airlines, Inc.
(4)  10.63   -- Sublease agreement dated March 18, 1996 between Registrant and
                TACA International Airlines, S.A.
(4)  10.64   -- Aircraft Lease Agreement dated May 31, 1996 between Registrant and International Lease Finance Corporation.
(4)  10.65   -- Wet Lease Agreement dated May 28, 1996 between the Registrant and Express One.
(5)  10.66   -- Purchase Agreement Number 1947 between Boeing and Western
                Pacific Airlines, Inc. dated as of August 21, 1996 (CONFIDENTIALITY REQUESTED).
(5)  10.66A  -- Letter Agreement No. 1947-1 to the Purchase Agreement -
                Disclosure of Confidential Information.
(5)  10.66B  -- Letter Agreement No. 1947-2 to the Purchase Agreement - Waiver
                of Aircraft Demonstration Flights.
(5)  10.66C  -- Letter of Agreement No. 1947-3 to the Purchase Agreement -
                Seller Purchased Equipment (CONFIDENTIALITY REQUESTED).
(5)  10.66D  -- Letter Agreement No. 1947-4 to the Purchase Agreement - Spare
                Parts Support for Flight Training.
(5)  10.66E  -- Exhibit A to the Purchase Agreement:  Aircraft Configuration
                (CONFIDENTIALITY REQUESTED).
(5)  10.66F  -- Exhibit B to the Purchase Agreement:  Product Assurance Document
                (CONFIDENTIALITY REQUESTED).
(5)  10.66G  -- Exhibit C to the Purchase Agreement:  Customer Support Document
(5)  10.66H  -- Exhibit D to the Purchase Agreement:  Airframe and Engine Price
                Adjustment (CONFIDENTIALITY REQUESTED).
(5)  10.66I  -- Exhibit E to the Purchase Agreement:  Buyer Furnished Equipment
                Provisions Document.
(5)  10.66J  -- Exhibit F to the Purchase Agreement:  Defined Terms Document.
(5)  10.66K  -- Letter Agreement No. 6-1162-JDR-418 to the Purchase Agreement:
                Board of Directors Approval.
(5)  10.66L  -- Letter Agreement No. 6-1162-JDR-426 to the Purchase Agreement:
                Model 737-700-Option Aircraft (CONFIDENTIALITY REQUESTED).
(5)  10.66M  -- Letter of Agreement No. 6-1162-JDR-429 to the Purchase
                Agreement:  Revision to the Purchase Agreement
                (CONFIDENTIALITY REQUESTED).
(5)  10.66N  -- Letter Agreement No. 6-1162-JDR-393 to the Purchase Agreement:
                Aircraft Performance Guarantees.
(5)  10.66O  -- Letter Agreement No. 6-1162-JDR-394 to the Purchase Agreement:
                Certain Contractual Matters (CONFIDENTIALITY REQUESTED).
(5)  10.66P  -- Letter Agreement No. 6-1162-JDR-395 to the Purchase Agreement:
                Advance Payment Matters (CONFIDENTIALITY REQUESTED).
(5)  10.66Q  -- Letter Agreement No. 6-1162-JDR-396 to the Purchase Agreement:
                Escalation Matters (CONFIDENTIALITY REQUESTED).
(5)  10.66R  -- Letter Agreement No. 6-1162-JDR-397 to the Purchase Agreement:
                Promotion Support (CONFIDENTIALITY REQUESTED).
(5)  10.66S  -- Letter Agreement No. 6-1162-JDR-398 to the Purchase Agreement:
                Customer Support Matters (CONFIDENTIALITY REQUESTED).
(5)  10.66T  -- Letter Agreement No. 6-1162-JDR-399 to the Purchase Agreement:
                Configuration Matters (CONFIDENTIALITY REQUESTED).
(5)  10.66U  -- Letter Agreement No. 6-1162-JDR-400 to the Purchase Agreement:
                Miscellaneous Matters.
(5)  10.66V  -- Letter Agreement No. 6-1162-JDR-401 to the Purchase Agreement:
                Product Assurance Matters.
(5)  10.66W  -- Supplemental Agreement No. 1 to Purchase Agreement Number 1947,
                dated September 27, 1996 (CONFIDENTIALITY REQUESTED).
(6)  10.67   -- Promissory Note dated January 31, 1997 from Western Pacific to
                Hunt Petroleum of Texas, Inc.
(6)  10.68   -- Promissory Note dated January 31, 1997 from Western Pacific to
                GFI
(6)  10.70   -- Stock Purchase Agreement dated as of January 31, 1997, by and among Western Pacific, Hunt Petroleum of Texas, Inc. and GFI
(6)  10.71   -- Warrants issued to Hunt Petroleum of Texas, Inc.
(6)  10.72   -- Warrants issued to GFI
(6)  10.73   -- Press Release issued by Western Pacific dated January 31, 1997
     10.74*  -- Employment Agreement dated November 21, 1996 between the
                Registrant and Robert A. Peiser
     10.75*  -- Revised Employment Agreement dated November 21, 1996 between the Registrant and Edward R. Beauvais
     10.76   -- Information Technology Services Agreement dated March 28, 1997 between the Registrant and Perot Systems Corporation
     11      -- Western Pacific Airlines, Inc. Computation of Net Earnings
                Per Share.
     23.1    -- Consent of Arthur Andersen LLP.
     23.2    -- Consent of Arthur Andersen LLP on Valuation Allowance
     27.1    -- Financial Data Schedule (EDGAR only)
--------------------------------------
(1) Incorporated by reference to Western Pacific's Registration Statement on Form S-1, File No. 33-97862.
(2) Incorporated by reference to Western Pacific's 10-K for the year ended December 31, 1995, File No. 0-27238.
(3) Incorporated by reference to Western Pacific's 10-Q for the quarter ended March 31, 1996, File No. 0-27238.
(4) Incorporated by reference to Western Pacific's 10-Q for the quarter ended June 30, 1996, File No. 0-27238.
(5) Incorporated by reference to Western Pacific's 10-Q for the quarter ended September 30, 1996, File No. 0-27238.
(6) Incorporated by reference to Western Pacific's 8-K filed February 11,1997, File No. 0-02738.
* Management Contract or Compensatory Plan

(B) REPORTS ON FORM 8-K.
Western Pacific filed a report on Form 8-K dated November 22, 1996 announcing under Item 5 the appointment of Robert A. Peiser as Western Pacific's President and Chief Executive Officer.

Western Pacific filed a report on Form 8-K dated January 3, 1997 disclosing under Item 5 $5.0 million in short term borrowings from two major stockholders.

Western Pacific filed a report on Form 8-K dated January 31, 1997 disclosing under Item 5 additional investments from two major stockholders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WESTERN PACIFIC AIRLINES, INC.


                                      By: /s/  ROBERT A. PEISER
                                         ----------------------
                                         Robert A. Peiser
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER)

                                      Date: April 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

     SIGNATURE                      TITLE                          DATE
-----------------------  ------------------------------------  --------------

/s/  ROBERT A. PEISER    President, Chief Executive Officer,
-----------------------   and Director                         April 14, 1997
 Robert A. Peiser

/s/  EDWARD R. BEAUVAIS  Chairman of the Board and Director    April 14, 1997
------------------------
 Edward R. Beauvais

/s/  GEORGE E. LEONARD   Chief Financial Officer and Director
------------------------  (Principal Financial Officer)        April 14, 1997
 George E. Leonard

/s/  CLAYTON I. BENNETT  Director                              April 14, 1997
------------------------
 Clayton I. Bennett

/s/  GLENN M. STINCHCOMB Director                              April 14, 1997
------------------------
 Glenn M. Stinchcomb

/s/  IVAN IRWIN, JR.     Director                              April 14, 1997
------------------------
 Ivan Irwin, Jr.

/s/  JAMES R. WIKERT     Director                              April 14, 1997
------------------------
 James R. Wikert

/s/  STACY A. MIHALSKY   Controller (Chief Accounting Officer) April 14, 1997
------------------------
 Stacy A. Mihalsky