Form 10-K/A
period 1996-12-31
WESTERN PACIFIC AIRLINES INC /DE/
filed 1997-04-28
CIK 930239

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K/A
                             AMENDMENT NO. 1

                   AMENDMENT TO ANNUAL REPORT PURSUANT TO
        SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996
                      Commission File Number 0-227238

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

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report for the year ended December 31, 1996 on Form 10-K as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)

PART III Item 10.  Directors and Executive Officers of the Registrant
         Item 11.  Executive Compensation
         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management
         Item 13.  Certain Relationships and Related Transactions

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  April 25, 1997              WESTERN PACIFIC AIRLINES, INC.
                                   ------------------------------
                                   Registrant

                                   /s/ ROBERT A. PEISER
                                   ------------------------------
                                   By:  Robert A. Peiser, President, Chief
                                   Executive Officer and Authorized Signer

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

 Edward R. Beauvais. Mr. Beauvais, age 60, founded the Company in 1994 and is Chairman of the Board. From 1994 until November 1996, Mr. Beauvais was President, Chief Executive Officer and Chairman of the Company's Board of Directors. Prior to founding the Company, Mr. Beauvais served as General Manager of Aviation Consulting Group from 1992 through 1994. From 1981 through 1992, Mr. Beauvais was Chairman and Chief Executive Officer of America West Airlines ("America West"). America West filed for Chapter 11 protection in June 1991, and Mr. Beauvais resigned as Chairman of America West on July 31, 1992. America West emerged from Chapter 11 in August 1994.

 Ivan Irwin, Jr. Mr. Irwin, age 63, was elected to the Board of Directors of the Company in 1995. Since 1994, Mr. Irwin has been Vice President of Hunt Petroleum of Texas, Inc. ("HPTI"), a significant stockholder of the Company, and Vice Chairman and Executive Vice President of Hunt Petroleum Corporation, the parent company of HPTI and a corporation primarily engaged in oil and gas exploration and production. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." Prior to assuming his position with HPTI, Mr. Irwin was engaged for over 30 years in the private practice of law in Dallas, Texas, including from February 1990 through June 1994, when he was a partner in the Dallas, Texas office of the law firm of Vinson & Elkins, L.L.P.

 Glenn M. Stinchcomb. Mr. Stinchcomb, age 69, was elected to the Board of Directors of the Company in 1995. From October 1991 until his retirement in 1996, Mr. Stinchcomb was a director of The Oklahoma Publishing Company ("OPUBCO"), a publishing company. He was Vice President and Treasurer of OPUBCO from October 1991 to July 1995. Mr. Stinchcomb also serves as a director of Gaylord Entertainment Company ("GEC"), a diversified entertainment and communications company. He was Chief Financial Officer and Treasurer of GEC from 1974 to 1991, and he was Vice President of GEC from 1986 to 1991. Edward L. Gaylord, a significant stockholder of the Company, is an affiliate of GEC. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

 James R. Wikert. Mr. Wikert, age 48, was elected to the Board of Directors of the Company in 1995. Since 1993, Mr. Wikert has been Chief Executive Officer of Express One International, Inc. ("Express One"), a cargo and charter airline, and is the controlling stockholder of Aircorp, Inc., an enterprise engaged in the ownership, lease and/or sale of commercial and general aviation aircraft. From 1987 to 1993, Mr. Wikert was the President of Express One. Mr. Wikert is the son-in-law of a controlling shareholder of HPTI, a significant stockholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

 Robert A. Peiser. Mr. Peiser, age 49, was elected to the Board of Directors of the Company in November 1996, when he joined the Company as President and Chief Executive Officer. Prior to joining the Company, Mr. Peiser served as Vice Chairman and Chief Executive Officer of FoxMeyer Drug Company from August 1996 through November 1996. In addition, Mr. Peiser was Executive Vice President - Finance and Chief Financial Officer of Trans World Airlines, Inc. ("TWA") from August 1994 through August 1996, following TWA's emergence from Chapter 11 bankruptcy. Prior to his employment with TWA, Mr. Peiser was a consultant with BBK, Ltd., a turnaround consulting firm based in Southfield, Michigan, from November 1992 through July 1994. Prior to his employment with BBK, Ltd., Mr. Peiser was the President and Chief Executive Officer of Orange-co, Inc., a citrus processing company based in Bartow, Florida.

 Clayton I. Bennett. Mr. Bennett, age 37, was elected to the Board of Directors of the Company in 1995. Since prior to April 1992, he has been the Real Estate and Investment Manager for The Oklahoma Publishing Company, a publishing company. Mr. Bennett is the son-in-law of Edward L. Gaylord, a significant stockholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

 George E. Leonard. Mr. Leonard, age 56, was elected to the Board of Directors of the Company in November 1996, when he joined the Company as Vice President - Finance and Chief Financial Officer. Prior to joining the Company, Mr. Leonard was President and Chief Executive Officer of GEL Management, Inc., a company engaged in real estate and financial management and consulting services, for two separate periods, from July 1996 through October 1996, and from December 1991 through December 1995. From January 1996 through July 1996, Mr. Leonard was Chairman and Chief Executive Officer of Consumer Guaranty Corporation, an asset restructuring company.

EXECUTIVE OFFICERS

 Set forth below is certain information relating to the current executive officers of the Company. Each executive officer serves at the pleasure of the Board of Directors, subject to the employment agreements described below.


        NAME           AGE                   POSITION
--------------------   ---   ------------------------------------------------
Robert A. Peiser(1)     49   President, Chief Executive Officer and Director
Edward R. Beauvais(1)   60   Chairman of the Board and Director
George E. Leonard(1)    56   Vice President - Finance, Chief Financial Officer
                             and Director
Mark Coleman            50   Senior Vice President - Marketing and Planning
Timothy D. Komberec     48   Vice President - Flight Operations
Donald E. Applegarth    34   Vice President - Information Systems and Chief
                             Information Officer
Glenn S. Goldberg       39   Vice President - Human Resources and
                             Administration
Martin J. Wax           43   Vice President - Technical Operations and Vendor
                             Administration

(1) Biographical information with respect to Messrs. Peiser, Beauvais and Leonard is provided under "Directors" above.

 Mark Coleman. Mr. Coleman joined the Company as Senior Vice President - Marketing and Planning in November 1996. From July 1994 until August 1996, he was Senior Vice President of Marketing for Trans World Airlines, Inc. ("TWA"), working on TWA's restructuring and reorganization following TWA's emergence from Chapter 11 bankruptcy. From September 1992 through July 1994, Mr. Coleman was Vice President and General Manager of Avis Wiscom International, Ltd., a company providing technology services to the travel industry. From December 1981 through September 1992, Mr. Coleman was Senior Vice President of America West Airlines, Inc.

 Timothy D. Komberec. Mr. Komberec joined the Company as Vice President-Flight Operations in September 1994. Prior to joining the Company, Mr. Komberec was employed by Empire Airlines as Director of Operations from January 1993 through August 1994, and by International Airlines Services as an Aviation Consultant from September 1991 through December 1992. Prior to Empire Airlines, Mr. Komberec was Vice President of Flight Operations for NPA Inc. dba United Express (which merged in October 1990 into WestAir Airlines) from April 1987 to September 1991. Mr. Komberec is a licensed Airline Transport Pilot, Commercial Pilot, Flight Instructor and Ground Instructor with turbojet and rotary ratings and 12,700 hours in flight time as pilot in command and 2,200 hours as a flight instructor.

 Donald E. Applegarth. Mr. Applegarth has been Vice President-Information Systems since September 1, 1995. Mr. Applegarth joined the Company as Manager, Marketing Automation in October 1994 and was promoted to Director of Market Automation in June 1995. Prior to Joining the Company, he served as Manager of Systems Services for Morris Air from March 1993 through October 1994, and as Station Manager-Seattle Station for America West Airlines from November 1983 through February 1993, where he also served as chairman of America West's system review board with responsibility for review and design of field station software development. Mr. Applegarth has extensive experience in client-server architecture and software design, and since June 1992 has owned his own computer systems company.

 Glenn S. Goldberg. Mr. Goldberg joined the Company as Vice President-Human Resources and Administration in January 1995. From 1992 until joining the Company, Mr. Goldberg served as Vice President-Human Resources and Administration for Amvest Corporation, a coal and natural gas energy company, as Manager of Human Resources Programs for General Electric Capital Corporation, a finance company, from 1990 to 1992, and as Director of Human Resources & Administration for Kelly Communications from 1987 to 1990. From 1981 to 1987 Mr. Goldberg was employed with People Express Airlines/Continental Airlines in various capacities including Operations and Facilities Director, Training Director and Employment Manager.

 Martin J. Wax. Mr. Wax joined the Company in January 1995 and is currently Vice President-Technical Operations and Vendor Administration. From August 1995 through February 1997, Mr. Wax was the Company's Vice President - Purchasing, and from January 1995 through July 1995, he served as the Company's Director of Purchasing. From August 1994 through December 1994, he was a consultant to AAR Corporation in connection with the reengineering of materials programs for the airline industry. From September 1994 to December 1994 he was a consultant to UltrAir in connection with the liquidation of airline inventory. Mr. Wax was Director of Vendor Administration, Traffic and Materials Sales for Continental Airlines from February 2, 1992 through July 1994.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

 Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1996 calendar year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except that an initial statement of beneficial ownership (Form 3) was filed late by George E. Leonard and Robert A. Peiser, and Clayton L. Bennett was late in filing a statement of changes in beneficial ownership (Form 4).

ITEM 11  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

 During 1996, each Director of the Company who was not an employee of the Company or any parent or subsidiary of the Company (each a "Non-Employee Director") was entitled to receive an annual retainer of $20,000, to be paid July 1, 1996. In 1996, one half of such annual retainer was paid to each Non-Employee Director in the form of an award under the Company's 1996 Restricted Stock Plan for Non-Employee Directors of 701 shares of restricted stock having an agreed value for this purpose of 100% of the fair market value on the date of grant, July 1, 1996. Such shares have not been registered under the Securities Act of 1933, and have been issued with appropriate restrictive legends. The Company paid the $10,000 cash portion of the 1996 annual retainer to its Non-Employee Directors at the March 1997 meeting of the Company's Board of Directors. In 1996, Directors who received the stock award portion of their annual retainer, and who received in 1997 the cash portion of their annual 1996 retainer, were Messrs. Bennett, Irwin, Stinchcomb and Wikert as well as John S. Lancy, who served as a director of the Company until his resignation in November 1996. All Non-Employee Directors also receive reimbursement of usual and ordinary expenses incurred in connection with their service as a director.

 During 1995, each of Messrs. Bennett, Irwin, Lancy, Stinchcomb and Wikert was granted an option, pursuant to the 1995 Directors' Option Plan, to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of such shares on the date of grant. On the grant date of such options, July 28, 1995, the exercise price per share was $6.00. Of the 25,000 options granted to each of the aforementioned non-employee directors, 40% (representing 10,000 shares of Common Stock) were exercisable on the date of grant, 30% (representing 7,500 shares of Common Stock) became exercisable on July 28, 1996, and the remaining 30% (representing 7,500 shares of Common Stock) will become exercisable on July 28, 1997. The term of all options granted under the Directors' Plan is five years, and subject to limited exceptions for termination as director, disability and death, such options are exercisable only while the Director remains a director of the Company or for a period of three months thereafter.

 In addition, each Director of the Company receives a positive space pass which allows him to book positive space travel on Company flights for himself and a guest traveling with him. In addition, each spouse of a Director and each dependent child also receives a positive space pass. In addition, Margaret Hill, a director of Hunt Petroleum Corporation, and her children Alinda Hill (spouse of James R. Wikert), Lyda Hill and Al Hill, Jr. each received a positive space pass.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

 The Summary Compensation Table set forth below provides, for the period from April 12, 1994 (inception) to December 31, 1996, information concerning annual and long-term compensation paid or accrued by the Company for the Company's
(i) two Chief Executive Officers who served in 1996, (ii) next five most highly compensated executive officers who served in 1996, and (iii) two additional officers who where employed by the Company in 1996 and who, had they remained employed by the Company at December 31, 1996, would have been included in the next four most highly paid officers for 1996, in each case for services rendered in all capacities to the Company.

                         SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                             --------------------------  ------------------------------------------
                                                          RESTRICTED  SECURITIES          ALL
                                                             STOCK    UNDERLYING         OTHER
NAME AND PRINCIPAL POSITION  YEAR  SALARY($)   BONUS($)    AWARD($)   OPTIONS (#)  COMPENSATION ($)
---------------------------  ----  --------   ----------  ----------  -----------  ----------------
Robert A. Peiser <F1>
 President and Chief
 Executive Officer           1996  $ 25,000   $300,000<F1>    $ 0<F1>  300,000<F1>         $0
Edward R. Beauvais <F2>
 Chairman of the Board,
 President and Chief
 Executive Officer           1996   218,938       0             0          0            28,693 <F6>
                             1995   175,500       0             0          0               780 <F6>
                             1994    93,750       0        90,000<F4>   90,000<F5>          0
Glenn Goldberg
 Vice President - Human
 Resources and
 Administration              1996   113,400       0             0          0             4,455 <F6>
                             1995    90,708       0             0          0             1,567 <F6>
Martin J. Wax
 Vice President -
 Technical Operations and
 Vendor Administration       1996   113,400       0             0          0             3,888 <F6>
                             1995    79,055       0             0          0             1,632 <F6>
Timothy D. Komberec
 Vice President - Flight
 Operations                  1996   113,400       0             0          0             3,530 <F6>
                             1995    93,625       0             0          0             2,752 <F6>
                             1994    23,333       0        50,000<F4>      0                0
Donald E. Applegarth
 Vice President -
 Information Systems         1996   113,400       0             0          0             3,390 <F6>
                             1995    65,505       0             0          0                0
Thomas DeNardin <F2>
 Vice President -
 Sales and Marketing         1996   113,400       0             0          0             4,617 <F6>
                             1995    93,625       0             0          0             1,757 <F6>
                             1994    23,333       0        50,000<F4>      0                0
Martin J. Dugan, Jr.<F2>
 Vice President -Finance
 and Chief Financial
 Officer                     1996    95,200       0             0          0             7,434 <F6>
                             1995    93,625       0             0          0             1,446 <F6>
                             1994    23,333       0        60,000<F4>      0                0
Nolan A. Wiley <F2>
 Vice President -
 Maintenance                 1996   113,400       0             0          0             2,498 <F6>
                             1995    93,625       0             0          0             1,789 <F6>
                             1994    23,333       0        50,000<F4>      0                0

<F1>
Peiser commenced employment with the Company on November 21, 1996. Mr. Peiser's listed salary includes salary paid from November 21, 1996 through December 31, 1996. Mr. Peiser received a signing bonus of $300,000 upon execution of his employment agreement. For a discussion of the terms of Mr. Peiser's employment agreement, including stock and stock option awards, see discussion under "Employment Agreements- Robert A. Peiser" below.
<F2>
Mr. Beauvais commenced employment with the Company on April 15, 1994. Mr. Dugan, Mr. DeNardin, and Mr. Wiley commenced employment with the Company on September 1, 1994. Mr. Dugan resigned as an officer of the Company effective November 1, 1996. In November 1996, Mr. Beauvais resigned his positions as President and Chief Executive Officer, retaining his position as Chairman of the Board. Mr. DeNardin resigned his position in December 1996, and Mr. Wiley resigned his position in April 1997.
<F3>
The aggregate amount of any perquisites or other personal benefits was less than 10% of the total annual salary and bonus and is not included in the above table.
<F4>
Reflects a stock bonus award of 45,000 and 30,000 shares of Common Stock to Mr. Beauvais and Mr. Dugan, respectively, and 25,000 shares of Common Stock to each of Mr. Wiley, Mr. Komberec, and Mr. DeNardin, on September 29, 1994. Such awards vested upon receipt. The fair market value of such shares at December 31, 1996 was $315,000, $210,000, $175,000, $175,000 and $175,000,
respectively, based on the closing price of the Common Stock on December 31, 1996 of $7.00.
<F5>
All such options were granted on September 29, 1994 at an exercise price of $6.00 per share and vest over a three-year period with one-third vesting on each of the first, second and third anniversaries of the date of grant.
<F6>
Consists of life insurance premiums paid by the Company in the applicable year for the benefit of the named officer.

EMPLOYMENT AGREEMENTS

 Robert A. Peiser. Mr. Peiser has an employment agreement with the Company, dated November 21, 1996, for his employment as President and Chief Executive Officer at a minimum compensation of $300,000 per annum for a three year term, with automatic one year extensions thereafter unless terminated by either party on specified prior written notice. Mr. Peiser also received (1) a $300,000 signing bonus upon execution of his employment agreement, (2) a grant of 100,000 shares of the Company's common stock, of which shares 34,000 vest on November 21, 1997, 33,000 vest on November 21, 1998 and 33,000 vest on November 21, 1999, (3) a grant of 300,000 options under the Company's Amended and Restated 1994 Stock Option Plan, vesting at a rate of 100,000 shares per year and exercisable at $7.75 per share, (4) an allowance of $650 per month in automobile expenses, and reimbursement for reasonable living expenses during the first twelve months of the employment agreement, and (5) lifetime positive space passes on the Company's flights for himself and his eligible dependents. Upon termination of Mr. Peiser's employment by the Company for cause, as defined in the employment agreement, Mr. Peiser shall be entitled to all outstanding amounts then due him under the employment agreement. Upon termination of Mr. Peiser's employment by the Company without cause, as defined in the employment agreement, Mr. Peiser shall be entitled to (1) a lump sum payment equal to his base salary for the longer of the remaining term of the Employment agreement or twelve months, (2) continuation of certain benefits through the remaining term of the employment agreement, (3) immediate vesting of all granted but unvested stock and options and (4) continuation of lifetime positive space passes on the Company's flights for Mr. Peiser and his eligible dependents.

 Edward R. Beauvais. Mr. Beauvais has an Amended and Restated Employment Agreement with the Company, dated November 21, 1996. for his employment as Chairman of the Board of Directors of the Company at a minimum compensation of $350,000 per year for a three year term. Mr. Beauvais also receives an allowance of $550 per month in automobile expenses and reimbursements for travel, entertainment and mileage expenses incurred in promoting the Company's business. Upon termination of Mr. Beauvais' Employment Agreement by the Company for cause, as defined in the Employment Agreement, or voluntarily by Mr. Beauvais, Mr. Beauvais shall be entitled to all outstanding amounts and benefits then due him under the Employment Agreement through the date of termination. Upon termination of Mr. Beauvais' Employment Agreement by the Company without cause, as defined in the Employment Agreement, Mr. Beauvais shall be entitled to (1) payment of his base salary through the term of the Employment Agreement, either as a lump sum or in periodic installments, at Mr. Beauvais' election, (2) continuation of certain benefits through the term of the Employment Agreement, (3) at his election, within 60 days of such termination, immediate vesting and exercise of all granted but unexercised stock options and (4) a lifetime positive space pass on the Company's flights for Mr. Beauvais and his spouse.

 Mark Coleman. Mr. Coleman has a three-year employment agreement with the Company, dated as of December 9, 1996, for his employment as Senior Vice President - Marketing and Planning at a minimum compensation of $175,000 per year for a three year term, with automatic one year extensions thereafter unless terminated by either party on specified prior written notice. In addition, Mr. Coleman received (1) a grant of 200,000 options under the Company's Amended and Restated 1994 Stock Option Plan, vesting at a rate of 67,000 options on December 9, 1997, 67,000 options on December 9, 1998 and 66,000 on December 9, 1999, such options exercisable at $8.25 per share and
(2) an allowance of $550 per month in automobile expenses and reimbursement of reasonable living expenses from December 9, 1996 through March 31, 1997. Upon termination of Mr. Coleman's employment agreement by the Company for cause, as defined in the employment agreement, Mr. Coleman shall be entitled to all outstanding amounts then due him through the date of termination under the employment agreement. Upon termination of the employment agreement by the Company without cause, as defined in the employment agreement, Mr. Coleman shall be entitled to (1) a lump sum payment equal to his base salary for the longer of the remaining term of the employment agreement or twelve months, (2) continuation of certain benefits through the remaining term of the employment agreement, (3) immediate vesting of all granted but unvested stock and options.

 Martin J. Dugan, Jr., Thomas J. DeNardin, Nolan A. Wiley, Glenn S. Goldberg, Martin J. Wax, Timothy D. Komberec and Donald E. Applegarth. The Company's employment agreements with Messrs. Dugan, DeNardin, and Wiley were terminated on November 1, 1996, December 19, 1996, and April 11, 1997, respectively. Pursuant to severance agreements with each of Mr. Dugan, Mr. DeNardin, and Mr. Wiley, the Company is paying to each former executive up to 24 months of his base salary at the time of his resignation, paid over a 24 month period, and providing to each executive continuation of certain benefits, including insurance coverage, for the same 24 month period. In addition, each former executive received a one year extension of the exercise period applicable to all stock options vested as of the date of the termination, and lifetime positive space passes for themselves and their spouses on the Company's flights. The Company's employment agreements with Messrs. Goldberg, Wax, Komberec and Applegarth, as well as the terminated contracts with Mr. Dugan, Mr. DeNardin, and Mr. Wiley when they were in effect, provide for a three-year term and are automatically extended on each anniversary of the date of the agreement to a new termination date three years from the date of such anniversary. Each agreement with Mssrs. Goldberg, Wax, Komberec and Applegarth provides for an annual base salary of $109,200, and entitles each such executive officer to participate in medical, life and disability insurance plans established by the Company for its executive officers and specifies that term life insurance will be maintained at three times the executive's annual salary. Each such agreement provides for continuation of salary and benefits payable to the executive officer for the balance of the term of the agreement in the event the agreement is terminated other than for cause. If the executive officer is terminated as a result of a long-term illness or disability, salary and benefits continue for 12 months from the date of termination. Each such executive officer's agreement also entitles him to reimbursement of ordinary and necessary business expenses and to an automobile allowance equal to $550 per month.

 EMPLOYEE STOCK OPTIONS

 The Company has an Amended and Restated 1994 Stock Option Plan (the "1994 Plan") pursuant to which stock options may be granted to the Company's employees. Stock options granted under the 1994 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options granted to employees who own more than ten percent of the voting power of the Company's stock are granted at 110% of fair market value at the time of grant, and incentive stock options granted to all other employees are granted at 100% of fair market value at the time of grant. Nonstatutory stock options may be granted at 85% of fair market value at the time of grant. However, to date no stock options have been granted at less than 100% of fair market value as of the date of grant.

 OPTION GRANTS IN LAST FISCAL YEAR

 The following table sets forth information regarding individual grants of stock options made during the fiscal year ended December 31, 1996 to the executive officers named in the summary compensation table.


                          NUMBER OF             PERCENT OF                                             POTENTIAL VALUE AT ASSUMED
                      SHARES UNDERLYING   TOTAL OPTIONS GRANTED TO    EXERCISE OR BASE    EXPIRATION  ANNUAL RATES OF STOCK PRICE
      NAME           OPTIONS GRANTED (#)  EMPLOYEES IN FISCAL YEAR   PRICE PER SHARE ($)     DATE     APPRECIATION FOR OPTION TERM
------------------   ------------------   ------------------------   -------------------  ----------  ----------------------------
                                                                                                           5%($)     10%($)
Robert A. Peiser           300,000                  45%                     $7.75         11/20/06<F1>   $366,478   $769,575
Mark Coleman               200,000                  30%                     $8.25         12/8/06<F2>    $260,081   $546,150

<F1>
Such options were granted on November 15, 1996 and vest over a three year period with one-third vesting on each of the first, second and third anniversaries of the grant date.
<F2>
Such options were granted on December 3, 1996 and vest over a three year period, with 67,000 vesting on December 9, 1997, 67,000 vesting on December 9, 1998, and 66,000 vesting on December 9, 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

 The following table sets forth information regarding option exercises during the fiscal year ended December 31, 1996 as well as any unexercised options held as of December 31, 1996 by each named executive.

                                              NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                                      UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                     AT FISCAL YEAR-END (#)   AT FISCAL YEAR-END($)<F1>
                                                   -------------------------  -------------------------
                          SHARES
                       ACQUIRED ON      VALUE
     NAME              EXERCISE (#)  REALIZED ($)  EXERCISABLE UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
---------------------  ------------  ------------  ----------- -------------  ----------- -------------
Robert A.  Peiser           -0-           -0-           -0-        300,000         -0-          -0-
Edward R. Beauvais          -0-           -0-          60,000       40,000        60,000       40,000
Thomas J. DeNardin         16,666       166,660        16,668        -0-          16,668        -0-
Glenn S.  Goldberg         14,000       140,000        36,000       25,000        36,000       25,000
Mark Coleman                -0-           -0-           -0-        200,000         -0-          -0-
Martin J.  Dugan, Jr.       -0-           -0-          40,000        -0-          40,000        -0-
Martin J. Wax               5,000        50,000        25,000       45,000        25,000       45,000
Timothy D. Komberec        16,666       166,660        15,667       16,667        15,667       16,667
Donald E. Applegarth        5,000        50,000        25,000       45,000        25,000       45,000
Nolan A. Wiley            111,166       184,239        22,167       16,667        22,167       16,667

<F1>
Fair market value of each unexercised in-the-money option at December 31, 1996 is based on the positive spread between the exercise price of the options and $7.00, the closing price of Common Stock on December 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

 The members of the Company's Compensation Committee are Ivan Irwin, Jr. (Chairman) and Clayton I. Bennett.

 On December 18, 1996, the Company borrowed $2.5 million from Hunt Petroleum of Texas, Inc. ("HPTI"), and on December 20, 1996, the Company borrowed $2.5 million from GFI Company ("GFI") under terms that anticipated repayment in thirty days. HPTI and GFI are major stockholders of the Company. Ivan Irwin, Jr., a Director of the Company, Chairman of the Legal and Compensation Committees, and a member of the Audit Committee, is Vice President of HPTI and James R. Wikert, a Director of the Company, is the son-in-law of a related party to HPTI. Clayton L. Bennett, a Director of the Company, is the son-in-law of Edward L. Gaylord, a significant stockholder of the Company and a controlling person of GFI, and Glenn M. Stinchcomb, a Director of the Company, is also a director of Gaylord Entertainment Company, a company controlled by Edward L. Gaylord, a controlling person of GFI.

 On January 31, 1997, the Company's Board of Directors created Series B Preferred Stock, $0.001 par value per share (the "Preferred Stock"), and began a series of transactions which resulted in the sale of 200,000 shares of such Preferred Stock to HPTI and GFI. On that same date, each of HPTI and GFI loaned to the Company the principal amount of $10,000,000, which included the $2,500,000 previously loaned by each of HPTI and GFI to the Company in December 1996 (the "Loans"), such Loans evidenced by Promissory Notes. Pursuant to the terms of the Stock Purchase Agreement entered into among HPTI, GFI and the Company on February 27, 1997, each of HPTI and GFI purchased 100,000 shares of the Company's Preferred Stock at a purchase price of $100 per share. The Preferred Stock is subject to certain redemption rights of the Company and the investors, respectively. Payment of the purchase price for the Preferred Stock was made by cancellation of the Promissory Notes. In addition, the Company issued to each of HPTI and GFI warrants to purchase, subject to certain vesting conditions, an aggregate of 2,650,000 shares of the Company's common stock, $0.001 par value per share, at a price of $0.01 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT.

 The following table sets forth, as of April 21, 1997, the record date for the Company's 1997 Annual Meeting of Stockholders, the beneficial ownership, as defined by regulations of the Securities and Exchange Commission (the "Commission") of Common Stock held by: (i) each person or group of persons known to the Company to beneficially own more than five percent of the outstanding shares of Common Stock; (ii) each director of the Company and each nominee for director; (iii) each current executive officer named in the Summary Compensation Table below; (iv) up to two executive officers who were employed by the Company in 1996 and who, had they remained employed by the Company at December 31, 1996, would have been included among the executive officers required to be named in the Summary Compensation Table; and (v) all executive officers and directors as a group. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares of Common Stock included in the table. The number of shares and percentage of ownership of Common Stock for each person assumes that shares of Common Stock issuable upon the exercise of stock options to such person (exclusive of others) exercisable within sixty days after the Record Date are outstanding. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons.


NAME OF BENEFICIAL OWNER(1)  BENEFICIAL OWNERSHIP   PERCENT OF CLASS
--------------------------   --------------------   ----------------
Edward R. Beauvais                  1,676,075 (2)        12.5%
Edward L. Gaylord                   2,276,120 (3)        17.0%
GFI Company                         1,798,620 (4)        13.4%
Hunt Petroleum of Texas, Inc.       1,606,120 (5)        12.0%
James R. Wikert                       404,342 (6)         3.0%
Robert A. Peiser                        6,000          Less than 1%
Ivan Irwin, Jr.                        28,535 (7)      Less than 1%
Glenn M. Stinchcomb                    29,201 (8)      Less than 1%
Clayton I. Bennett                     23,201 (9)      Less than 1%
Glenn S. Goldberg                      39,413 (10)     Less than 1%
Martin J. Wax                          29,741 (11)     Less than 1%
Timothy D. Komberec                    41,667 (12)     Less than 1%
Donald E. Applegarth                   26,229 (13)     Less than 1%
Thomas DeNardin                        44,808 (14)     Less than 1%
Martin J. Dugan, Jr.                  113,434 (15)     Less than 1%
George E. Leonard                       1,002          Less than 1%
All executive officers and directors
 as a group (13 persons)            2,035,785 (16)       15.2%


(1) The addresses of the more than five percent holders listed in the table are as follows: Edward R. Beauvais -2864 South Circle Drive, Suite 1100, Colorado Springs, Colorado 80906; Edward L. Gaylord-9000 North Broadway, Oklahoma City, Oklahoma 73114; GFI Company ("GFI")-530 Las Vegas Boulevard South, Las Vegas, Nevada 89101; and Hunt Petroleum of Texas, Inc.-5000 Thanksgiving Tower, Dallas, Texas 75201.
(2) Includes 1,551,075 shares of Common Stock held in the name of Aviation Holdings Limited Company ("AHLC"). Under the AHLC Operating Agreement, Mr. Beauvais has management rights and voting and investment power with respect to all 1,551,075 shares of Common Stock held in the name of AHLC. Mr. Beauvais' interest in AHLC, which currently represents a 68.3% interest in all allocations and distributions from AHLC (equivalent to 1,058,774 shares or 7.9% of the outstanding Common Stock), is held in the name of Aviation Consulting Group Limited Partnership, an Arizona limited partnership ("ACGLP") of which Mr. Beauvais is a general partner and Mr. Beauvais, along with his spouse and children, is a beneficial owner. Also includes 60,000 shares of Common Stock issuable upon the exercise of stock options.
(3) Includes 1,225,000 shares of Common Stock owned of record by GFI and 437,500 shares of Common Stock owned of record by the Broadmoor Hotel, Inc. Mr. Gaylord, individually and through certain trusts, may be deemed a controlling person of GFI and GFI may be deemed a controlling stockholder of the Broadmoor Hotel, Inc. As a result, Mr. Gaylord may be deemed to be the beneficial owner of the shares of Common Stock owned of record by GFI and the Broadmoor Hotel, Inc. Also includes 10,000 shares owned of record by Mr. Gaylord's spouse, and currently exercisable warrants to purchase 136,120 shares of Common Stock held by GFI. Mr. Gaylord disclaims beneficial ownership of shares of Common Stock not owned of record by him.
(4) All of the shares of Common Stock reflected as beneficially owned by GFI are also reflected as beneficially owned by Mr. Gaylord. See Note (3) above. Includes 437,500 shares of Common Stock owned of record by the Broadmoor Hotel, Inc. GFI may be deemed to be a controlling stockholder of the Broadmoor Hotel, Inc. As a result, GFI may be deemed to be the beneficial owner of the shares of Common Stock owned of record by the Broadmoor Hotel, Inc. Also includes currently exercisable warrants to purchase 136,120 shares of Common Stock held by GFI. GFI disclaims beneficial ownership of shares of Common Stock not owned of record by GFI.
(5) The shares held of record by HPTI may be deemed beneficially owned by its sole stockholder, Hunt Petroleum Corporation, which is owned by two trusts with all voting and dispositive powers exercised by the trustees, Tom Hunt and James L. Parker, 5000 Thanksgiving Tower, Dallas, Texas 75201. Also includes currently exercisable warrants to purchase 136,120 shares of Common Stock held by HPTI.
(6) Includes 50,400 shares held in the name of the Wisenbaker/Wikert 1986 Trusts for the benefit of Mr. Wikert's four children and 75,000 shares reflected as beneficially owned by Mr. Wikert and held in the name of the Lyda Hunt-Margaret Trusts, a testamentary trust for the benefit of Mr. Wikert's spouse. Mr. Wikert disclaims beneficial ownership of all 125,000 shares held in the name of such trusts. Also includes 20,300 shares held of record by Mr. Wikert's stepsons, 4,600 shares held of record by Mr. Wikert's spouse and 200 shares held of record by Mr. Wikert's spouse as custodian for Mr. Wikert's children, as to all of which shares Mr. Wikert disclaims beneficial ownership. Also includes 17,500 shares of Common Stock issuable upon the exercise of stock options.
(7) Includes 17,500 shares of Common Stock issuable upon the exercise of stock options. Also includes 300 shares held by Mr. Irwin as trustee of three educational trusts for the benefit of Mr. Irwin's children and grandchildren, as to which shares Mr. Irwin disclaims beneficial ownership.
(8) Includes 17,500 shares of Common Stock issuable upon the exercise of stock options. Also includes 1,000 shares held of record by Mr. Stinchcomb's spouse, as to which shares Mr. Stinchcomb disclaims beneficial ownership.
(9) Includes 17,500 shares of Common Stock issuable upon the exercise of stock options. Also includes 5,000 shares held of record by Mr. Bennett's spouse, as to which shares Mr. Bennett disclaims beneficial ownership.
(10) Includes 1,843 shares held in the name of AHLC and reflected as beneficially owned by Mr. Goldberg. Mr. Goldberg disclaims beneficial ownership as to such shares. Also includes 36,000 shares of Common Stock issuable to Mr. Goldberg upon the exercise of stock options.
(11) Includes 1,843 shares held in the name of AHLC and reflected as beneficially owned by Mr. Wax. Mr. Wax disclaims beneficial ownership as to such shares. Also includes 25,000 shares of Common Stock issuable to Mr. Wax upon the exercise of stock options.
(12) Includes 16,667 shares of Common Stock issuable to Mr. Komberec upon the exercise of stock options.
(13) Includes 479 shares held in the name of AHLC and reflected as beneficially owned by Mr. Applegarth. Mr. Applegarth disclaims beneficial ownership as to such shares. Also includes 25,000 shares of Common Stock issuable to Mr. Applegarth upon the exercise of stock options.
(14) Mr. DeNardin resigned his position with the Company in December 1996. Includes 25,570 shares held in the name of AHLC and reflected as beneficially owned by Mr. DeNardin. Mr. DeNardin disclaims beneficial ownership as to such shares. Also includes 16,668 shares of Common Stock issuable to Mr. DeNardin upon the exercise of stock options.
(15) Mr. Dugan resigned his position with the Company on November 1, 1996. Includes 15,934 shares held in the name of AHLC and reflected as beneficially owned by Mr. Dugan. Mr. Dugan disclaims beneficial ownership as to such shares. Also includes 40,000 shares of Common Stock issuable to Mr. Dugan upon the exercise of stock options and 500 shares of Common Stock issuable to Mr. Dugan's spouse upon the exercise of stock options. Mr. Dugan disclaims beneficial ownership of shares issuable upon the exercise of stock options held by his spouse.
(16) The shares reflected as beneficially owned by all directors and officers as a group include (i) 1,551,075 shares held by AHLC and reflected as beneficially owned by Mr. Beauvais, (ii) 208,000 additional shares issuable upon the exercise of stock options and (iii) 272,238 additional shares issuable upon the exercise of warrants held by HPTI and GFI. Excludes shares held by Mssrs. DeNardin and Dugan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 On May 5, 1995, the Company entered into an Aircraft Lease Agreement with Aircorp, Inc. ("Aircorp"). Aircorp is owned by James R. Wikert, who was elected to the Board of Directors of the Company in 1995. Pursuant to the Lease Agreement, the Company leases a Boeing 737-300 aircraft from Aircorp. The Company paid Aircorp lease payments totaling $4,800,000 in 1996. Management believes that the Lease Agreement with Aircorp constitutes an arms-length transaction at fair market value.

 Effective January 1, 1996, the Company entered into a consulting agreement with AVFORS, Inc., a company owned by John Beauvais, the son of Edward R. Beauvais, to provide market analysis, forecasting, scheduled service pattern development, pricing policy analysis, yield management, economic analysis and related services for the Company. The agreement provided for payment of consulting fees to AVFORS and John Beauvais in the amount of $8,750 per month, plus additional fees for services rendered. The Company paid AVFORS and John Beauvais a total of $176,435 under this agreement in fiscal 1996. The Company terminated this agreement with AVFORS in December 1996.

 Effective January 1, 1995, the Company entered into a consulting agreement with InnoVision Incorporated ("InnoVision"). InnoVision is owned, operated and controlled by Paul Beauvais, the son of Edward R. Beauvais, and Michael Lancy, brother of John S. Lancy, a former member of the Company's Board of Directors. Under the agreement, InnoVision provided creative media and related services, including advertising liaison, promotion and marketing. Compensation to InnoVision was based upon hourly rates for services performed by InnoVision personnel, with minimum monthly compensation of $12,500. InnoVision received an aggregate of $3,172,393 under the agreement in 1996. The Company terminated this agreement with InnoVision in December 1996.

 In 1996, the Company ordered uniforms and logo merchandise from Looks Like A Pro, Inc., a company owned by Matthew Beauvais, the son of Edward R.
Beauvais. The Company had no written agreement with Looks Like A Pro, Inc. Looks Like A Pro, Inc. received a total of $436,400 for merchandise ordered by the Company in 1996. The Company ceased ordering merchandise from Looks Like A Pro, Inc. in December 1996.

 In June 1996, the Company entered into a short-term lease agreement with Express One International, Inc. ("Express One") for two Boeing 727-200 aircraft. James R. Wikert, a Director of the Company, is the Chief Executive Officer of Express One. The lease covered the cost of the aircraft, in-flight crews, maintenance and insurance. The agreement was terminated on September 5, 1996. The Company paid Express One lease payments totaling $2,787,583 in 1996. Management believes that the lease agreement with Express One constituted an arms-length transaction at fair market value.

 Pursuant to an agreement that became effective on April 26, 1996 between the Company and DC9-41, Inc., a Florida corporation of which James R. Wikert owns a 50% interest, the Company paid commissions to DC9-41, Inc. in the amount of $800,000 in connection with the purchase by the Company of a Boeing 737-300 aircraft from Aerovias Venezolanas, S.A. DC9-41, Inc. assisted in the negotiation of and otherwise accomplished the procurement of the aircraft for the Company. Management believes that the Agreement with DC9-41, Inc. constitutes an arms-length transaction at fair market value.

 The Company was a party to a consulting agreement with John S. Lancy, who was the Company's Vice Chairman of the Board until his resignation in November 21, 1996, pursuant to which Mr. Lancy served as the Company's outside general counsel. The Company terminated its agreement with Mr. Lancy on November 11, 1996, and paid Mr. Lancy a lump sum of $348,000 in connection with such termination. Not including the lump sum termination payment, the Company paid Mr. Lancy monthly stipends totaling $159,000.00 in 1996. Management believes that the consulting agreement with Mr. Lancy constituted an arms-length transaction at fair market value.

 The law firm in which Mr. Lancy is a partner provided legal services to the Company until November 1996. The Company paid an aggregate of $552,573.15 in fees (in addition to monthly stipends totaling $159,000.00) and $31,258.50 in cost reimbursement to such firm in 1996, which included $118,658.25 in fees and $2,658.42 in costs paid by Mr. Lancy's firm in 1996 for contract services to the law practice owned by C. Steven Rorke, the Company's Secretary until February 1997.

 See also the discussion of certain transactions under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11 above.