Form 10-Q
period 1997-03-31
WESTERN PACIFIC AIRLINES INC /DE/
filed 1997-05-15
CIK 930239

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended MARCH 31, 1997 OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to                       .
                               ----------------------    ----------------------


Commission File Number   0-27238



                        WESTERN PACIFIC AIRLINES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                         86-0758778
      (State or other jurisdiction                           (I.R.S. employer
    of incorporation or organization)                     identification number)

  2864 SOUTH CIRCLE DRIVE, SUITE 1100
      COLORADO SPRINGS, COLORADO                                  80906
(Address of principal executive offices)                        (Zip code)

      Registrant's telephone number, including area code:  (719) 579-7737


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

    As of May 1, 1997 there were 13,413,691 shares of Common Stock of the registrant issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        WESTERN PACIFIC AIRLINES, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                     PAGE NUMBER
                                                                     -----------
ITEM 1.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996                           3

         Consolidated Statements of Operations
           Three Months ended March 31, 1997 and 1996                     4

         Consolidated Statements of Cash Flows
           Three Months ended March 31, 1997 and 1996                     5

         Notes to Consolidated Financial Statements                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            7


                          PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                           15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                16

         SIGNATURES                                                      17

                        WESTERN PACIFIC AIRLINES, INC.
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                                  MAR. 31, 1997  DEC. 31, 1996
                                                  -------------  -------------
                                                   (Unaudited)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $  5,946,537   $ 12,076,034
  Restricted cash and cash equivalents                8,517,049      8,314,887
  Accounts receivable, net of allowance for
   uncollectible accounts of $358,000 and
   $347,000 at March 31, 1997 and December 31,
   1996, respectively                                 6,153,856      3,217,450
  Prepaid expenses and other                          8,018,863      6,104,414
  Prepaid maintenance                                 7,426,174      5,204,698
  Aircraft maintenance and engine reserves            7,398,068      6,819,841
                                                   ------------   ------------
    Total Current Assets                             43,460,547     41,737,324
                                                   ------------   ------------
PROPERTY AND EQUIPMENT, NET                          43,143,311     41,702,859

PREPAID MAINTENANCE, net of current portion           7,208,830      7,983,560

MAINTENANCE RESERVES, net of current portion          7,042,611      7,495,345

AIRCRAFT AND ENGINE DEPOSITS                         21,687,709     21,308,588

RESTRICTED CASH AND CASH EQUIVALENTS                  1,581,974      2,638,158

OTHER                                                   191,649        180,855
                                                   ------------   ------------
                                                   $123,316,631   $123,046,689
                                                   ------------   ------------
                                                   ------------   ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  9,866,149   $ 11,637,006
  Accrued expenses                                   19,587,916     21,947,117
  Air traffic liability                              23,883,201     15,617,480
  Short term debt                                     5,407,346     10,455,985
  Current portion of long-term debt                   1,003,185      1,007,757
  Other                                                 271,968         82,590
                                                   ------------   ------------
    Total Current Liabilities                        60,019,765     60,747,915
                                                   ------------   ------------
LONG-TERM DEBT, net of current portion               14,985,923     15,214,819

OTHER LIABILITIES                                     1,260,630      1,396,735

MINORITY INTEREST                                     1,449,474      2,239,033

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $.001 par value, 200,000 shares
 issued and outstanding at March 31, 1997            12,226,498            -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, no
   shares outstanding at March 31, 1997 and
   December 31, 1996                                        -              -
  Common stock, $.001 par value, 13,397,853 and
   13,381,894 issued and outstanding at March
   31, 1997 and December 31, 1996, respectively          13,498         13,387
  Common stock to be issued                                 -          800,411
  Deferred compensation                                (916,667)    (1,016,667)
  Additional paid-in capital                         80,708,581     80,265,823
  Treasury stock, at cost                                   -          (84,902)
  Warrants                                            7,988,040            -
  Accumulated deficit                               (54,419,111)   (36,529,865)
                                                   ------------   ------------
    Total stockholders' equity                       33,374,341     43,448,187
                                                   ------------   ------------
                                                   $123,316,631   $123,046,689
                                                   ------------   ------------
                                                   ------------   ------------

                             See accompanying notes.

                       WESTERN PACIFIC AIRLINES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                       1997           1996
                                                   ------------   ------------
                                                    (Unaudited)     (Unaudited)

OPERATING REVENUES:
  Passenger                                        $ 34,322,549   $ 32,787,072
  Other                                               1,494,533        918,531
                                                   ------------   ------------
          Total Operating Revenues                   35,817,082     33,705,603
                                                   ------------   ------------

OPERATING EXPENSES:
  Salaries, wages and benefits                        9,842,332      6,941,177
  Aircraft lease                                      9,880,337      7,757,070
  Aircraft fuel and oil                               9,165,192      5,872,625
  Other rentals, landing and ground handling fees     5,205,656      4,238,657
  Advertising                                         3,226,989      2,147,520
  Insurance                                           1,370,988      1,778,689
  Maintenance materials and repairs                   5,868,641      1,874,612
  Agency commissions                                  1,433,402      1,064,817
  Depreciation and amortization                       1,458,444        777,894
  Other operating                                     6,614,011      4,429,859
                                                   ------------   ------------
          Total Operating Expenses                   54,065,992     36,879,920
                                                   ------------   ------------

OPERATING LOSS                                      (18,248,910)    (3,174,317)

INTEREST INCOME, NET OF EXPENSE                        (354,033)       731,106
                                                   ------------   ------------

NET LOSS BEFORE MINORITY INTEREST                   (18,602,943)    (2,443,211)

MINORITY INTEREST                                       788,599            -
                                                   ------------   ------------
NET LOSS                                           $(17,814,344)  $ (2,443,211)
                                                   ------------   ------------
                                                   ------------   ------------
LOSS PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT                                 $      (1.33)  $      (0.18)
                                                   ------------   ------------
                                                   ------------   ------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON SHARE EQUIVALENTS
  OUTSTANDING                                        13,395,021     13,222,815
                                                   ------------   ------------
                                                   ------------   ------------

                              See accompanying notes.
-------------------------------------------------------------------------------

                        WESTERN PACIFIC AIRLINES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1999

                                                       1997            1996
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $(17,814,344)    $(2,443,214)

Adjustments to reconcile net loss to net cash
 used in operations-
  Depreciation and amortization                       1,458,444         774,894
  Gain on sales leaseback                                18,471          18,471
  Minority interest in loss                            (788,599)            -
  Amortization of deferred compensation                 100,000         100,000
  (Increase) decrease in accounts receivables        (2,936,406)        210,379
  Increase in prepaid expenses and deposits          (1,914,449)       (402,426)
  Increase in prepaid maintenance                    (1,446,746)       (726,977)
  Increase in aircraft and engine reserves             (125,493)     (1,783,095)
  Decrease (increase) in restricted cash and
   cash equivalents                                     854,022      (2,107,396)
  Increase in aircraft deposits                        (379,121)       (848,019)
  Increase in other assets                              (10,794)        (42,235)
  Decrease in accounts payable                       (1,770,857)     (1,123,618)
  Decrease in accrued expenses                       (2,359,201)     (2,847,992)
  Increase in air traffic liability                   8,265,741       4,495,044
  Increase (decrease) on other liabilities               34,802        (367,406)
                                                   ------------     -----------
    Net cash used in operating activities           (18,814,530)     (7,093,590)
                                                   ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (1,898,896)     (1,853,294)
                                                   ------------     -----------
    Net cash flows used in investing activities      (1,898,896)     (1,853,294)
                                                   ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of conversion
   of short-term debt                                 7,011,960             -
  Issuance of warrants                                7,988,040             -
  Payment of interest on short-term debt                (48,549)            -
  Principal payments on long-term debt                 (233,468)            -
  Additional issuance costs for initial public
   offering                                                 -          (289,028)
  Issuance costs for preferred stock and warrants      (235,447)
  Sale of Common Stock in connection with employee
   stock purchase plan and exercise of options          101,393         183,812
                                                   ------------     -----------
    Net cash flows provided by financing activity    14,583,929        (105,216)
                                                   ------------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                (6,129,497)     (9,052,100)

CASH AND CASH EQUIVALENTS, beginning of period       12,076,034      49,966,697
                                                   ------------     -----------
CASH AND CASH EQUIVALENTS, end of period(1)        $  5,946,537     $40,914,597
                                                   ------------     -----------
                                                   ------------     -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                -                80
                                                   ------------     -----------
                                                   ------------     -----------

                             See accompanying notes.

(1) Excludes restricted cash and cash equivalents of $8,517,049 and $10,276,847 at March 31, 1997 and 1996, respectively.

                        WESTERN PACIFIC AIRLINES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PREPARATION OF FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The organization and business of Western Pacific, accounting policies followed by Western Pacific, and other information are contained in the notes to Western Pacific's audited financial statements filed as part of Western Pacific's December 31, 1996 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report. The results of operations for the three months ended March 31, 1997 may not necessarily be indicative of the results for the entire fiscal year ending December 31, 1997.

2.   PREFERRED STOCK AND WARRANTS

On January 31, 1997, the Board of Directors of Western Pacific Airlines authorized the designation of 200,000 shares of its preferred stock as Series B Preferred Stock ("Series B") with a par value of $.001 per share. In
February 1997, Western Pacific completed the sale of all 200,000 shares of Series B for total proceeds of $20.0 million, which included the conversion of $5.0 million of notes payable issued in December 1996.

At any time after the three year anniversary of the issue date, the holders of Series B shall have the right to cause Western Pacific to redeem all or any part of Series B for an amount equal to the original issue price ($100 per share) plus all dividends accumulated and unpaid.

At any time after the three year anniversary of the issue date, the holders of Series B shall have the right to convert all or any portion of such Series B into an exchange note in the principal amount equal to the issue price plus any accrued and unpaid cash dividends from the issue date. The exchange note will bear interest at the rate of ten percent (10%) per annum.

The holders of Series B are entitled to receive, when, as and if authorized by the Board of Directors out of funds legally available for that purpose, quarterly cash dividends in an amount per share equal to $2.50 per quarter or $10.00 per annum. Such dividends began to accumulate and are fully cumulative from the issue date, whether or not authorized by the Board of Directors and whether or not in any period there are funds of Western Pacific legally available for the payment of such dividends.

In the event of any liquidation, dissolution or winding up of Western Pacific, whether voluntary or involuntary, before any payment or distribution of the assets of Western Pacific shall be made to or set apart for the holders of shares ranking junior to the Series B, holders of Series B shall be entitled to receive in immediately available funds an amount equal to the issue price per share, plus all dividends accumulated and unpaid thereon to the date of final distribution to such holders ("Liquidation Preference").

At any time after the issue date, the Series B may be redeemed by Western Pacific, at its option in whole or in part at any time, for an amount payable in immediately available funds equal to the Liquidation Preference on the date fixed for redemption.

In connection with the sale of the Series B, Western Pacific issued to the same parties, warrants to purchase up to 2,650,000 shares of Western Pacific's common stock at a price of $.01 per share. The ultimate number of warrants that will vest depends on the length of time that the Series B remains outstanding. The vesting schedule is as follows: (i) warrants for the purchase of 272,239 shares of common stock vested on the issue date of the Series B, (ii) warrants for the purchase of 272,239 shares vest on December 1, 1997, as long as and to the extent that the Series B remains outstanding, (iii) warrants for the purchase of 907,514 shares of common stock vest ratably from May 1, 1998 through April 30, 1999, as long as the Series B remains outstanding, and (iv) warrants for the purchase of 1,198,008 shares of common stock vest ratably from May 1, 1999 to April 30, 2000, as long as the Series B remains outstanding.

The $20 million in gross proceeds received by Western Pacific is allocated between the Series B and the warrants based on the respective fair values of each instrument, or approximately $12.0 million for the Series B preferred stock and approximately $8.0 million for the warrants. The initial carrying amount of the Series B has, and will be, increased by periodic accretions so that the carrying amount will equal the redemption amount ($20.0 million) at the redemption date in February 2000. The periodic increases in carrying amount have, and will be, affected by charges against additional paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT CONTAIN "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. WESTERN PACIFIC'S ACTUAL ACTIONS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. SPECIFIC FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF ADEQUATE WORKING CAPITAL, COMPETITIVE REACTION TO WESTERN PACIFIC'S EXPANSION PLANS, RISE IN FUEL COSTS, REGULATORY ACTIONS BY THE DEPARTMENT OF TRANSPORTATION OR THE FEDERAL AVIATION ADMINISTRATION, FUTURE INCIDENTS SUCH AS THE GULF WAR, FUTURE AIRLINE ACCIDENTS (PARTICULARLY IF INVOLVING A LOW COST CARRIER), AND GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES. SEE ADDITIONAL DISCUSSION UNDER "RISK FACTORS."

OVERVIEW

     Western Pacific commenced operations on April 12, 1994 as a development stage enterprise organized to operate a low-fare, medium-haul, scheduled passenger airline from its hub at the Colorado Springs Airport. From its inception until it commenced flight operations on April 28, 1995, Western Pacific's activities were limited to start-up activities.

     Western Pacific began flight operations on April 28, 1995 with two Boeing 737-300 aircraft and provided six daily round-trips between Colorado Springs and five cities. During 1995 and 1996, Western Pacific continued to add aircraft and cities, and had 15 aircraft providing up to 37 round-trips between Colorado Springs and 17 cities across the United States at May 1, 1997. On February 6, 1997 Western Pacific initiated a major schedule change whereby available seat miles ("ASMs") were increased by 21% and average hours of daily aircraft utilization were increased by 19% by scheduling night flights, and reducing connection times. The following chart indicates Western Pacific's changes in service since December 31, 1996.

WESTERN PACIFIC
AIRLINES, INC.        TOTAL       NUMBER
                     NUMBER      OF ROUND
AS OF MONTH END    OF AIRCRAFT     TRIPS    SERVICE CHANGES
---------------    -----------   --------   ---------------
February 1997          15            38     Added additional service to all cities except Houston,
                                            Miami, and Seattle, and withdrew service from Ontario
                                            (CA), San Antonio, Nashville, and Las Vegas
April 1997             15            37     Withdrew service from Miami


Western Pacific will accept delivery of four new 737-300 aircraft in May and June 1997. Western Pacific has announced a major scheduling initiative, whereby Western Pacific will enter the Denver market and daily flights will be increased to approximately 67 per day on June 29, 1997. Approximately 45 of these flights will be originating at the Denver International Airport ("DIA"), while approximately 22 of these will be originating or terminating at Colorado Springs Airport. Approximately 23 connecting flights between DIA and Colorado Springs Airport will also be offered.

During 1996, Western Pacific assisted in the start-up of an affiliated regional carrier, Mountain Air Express ("MAX") to carry traffic into and out of Colorado ski markets and other smaller travel markets that cannot support frequent jet service. MAX, which commenced flight operations on December 15, 1996, is a separate company from

Western Pacific Airlines, Inc. with its own operating certificate and management. Western Pacific's present ownership in MAX is approximately 57% of the voting stock. MAX has also announced that it will be moving the bulk of its operations to DIA, effective June 29, 1997, when MAX intends to begin to offer up to 24 flights per day from DIA and one daily flight from Colorado Springs.

The following chart indicates MAX's routes served since it commenced flight operations on December 15, 1996.

MOUNTAIN AIR EXPRESS,
INC.                  TOTAL       NUMBER
                     NUMBER      OF ROUND
AS OF MONTH END    OF AIRCRAFT     TRIPS    SERVICE CHANGES
---------------    -----------   --------   ---------------
December  1996          4        up to 23   Initiated service to Steamboat Springs/Hayden,
                                            Aspen/Snowmass, Crested Butte/Gunnison, and
                                            Telluride/Montrose, Colorado
January 1997            4        up to 23   Added service to Durango, Colorado
April 1997              4           16      Added service to Casper and Cheyenne, Wyoming;
                                            Grand Junction and Ft. Collins, Colorado; Oklahoma
                                            City and Tulsa, Oklahoma; Sante Fe, New Mexico; and
                                            Kansas City, Missouri; withdrew service from Steamboat
                                            Springs/Hayden, Telluride/Montrose, and Durango, Colorado

MAX expects to take delivery of a fifth Dornier 328 aircraft in May 1997.

In November 1996, Colorado Springs Car Rental, Inc., a Thrifty Rent-A-Car franchisee and a 100% owned subsidiary of Western Pacific, commenced operations from its base in Colorado Springs.

RESULTS OF OPERATIONS

OPERATING REVENUES

WESTERN PACIFIC AIRLINES

     Airline revenue is primarily a function of the number of passengers flown and the fares charged by the airline. Passenger ticket sales are recognized as revenue when the transportation is provided. Western Pacific's fares are generally non-refundable. Prior to completing the total conversion of Western Pacific's reservations to the computerized reservation system ("CRS") on April 25, changes in travel plans could be made only prior to scheduled departure for a $50 change fee, plus any fare increase. After the change to the CRS, tickets not used remain a liability of the airline, until used to pay for other flights or until the ticket expires, generally after one year. Fares for passengers who did not cancel in advance of scheduled departure and did not take the scheduled flight were recognized as revenue when the scheduled flight departed for flights prior to April 25.

     The chart presented below compares Western Pacific's passenger load factor to the incremental growth in capacity as measured by available seat miles (ASM) for the quarters of 1997 and 1996. The airline industry is extremely seasonal, with the highest load factors typically occurring in the summer months, and the lowest load factors occurring during September through October and January, February, April and May. Western Pacific's load factor decreased 11.4 percentage points for the quarter ended March 31, 1997 from the quarter ended December 31, 1996, primarily due to prior large increases in capacity and the inadequacy of certain marketing programs in the fourth quarter of 1996.

     During the fourth quarter of 1996, Robert A. Peiser joined Western Pacific as President and Chief Executive Officer, Mark J. Coleman as Senior Vice-President of Marketing and Planning, and George E. Leonard as Vice-President of Finance and Chief Financial Officer. Under this new management team, Western Pacific began the first quarter of 1997 with a large increase in capacity and very low levels of advanced bookings. There were substantial traffic improvements during the last two weeks of March, but the full impact of the new marketing initiatives were not felt until April. Western Pacific's load factor decreased 10.0 percentage points, when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996, due to aggressive capacity increases and pricing initiatives by competitors at both Colorado Springs and Denver, and the reimposition of the 10% federal excise tax on tickets, effective March 7, 1997.

                                         PASSENGER           TOTAL          INCREASE (DECREASE)
OPERATING PERIOD                        LOAD FACTOR   AVAILABLE SEAT MILES     IN CAPACITY
----------------                        -----------   --------------------  -------------------
                                                             (000S)
Quarter ended March 31, 1996...........     58.7             565,706               32.2%
Quarter ended June 30, 1996............     56.5             622,519               10.0%
Quarter ended September 30, 1996.......     57.5             745,821               19.8%
Quarter ended December 31, 1996........     60.1             673,607               (9.7%)
Quarter ended March 31, 1997...........     48.7             758,592               12.6%

     Passenger revenue per revenue passenger mile (RPM) or yield is expected to increase due to a combination of factors, including increases in average fares and decreases in discounted introductory fares as a percentage of total fares. However, in periods when Western Pacific introduces promotional fares to stimulate additional travel in existing markets, Western Pacific generally experiences a decrease in passenger revenue per RPM as is reflected in the decline in the passenger revenue per RPM during the third and fourth quarters of 1996 and the first quarter of 1997 when Western Pacific introduced
"Mystery Fares", "Peak Pacs", "Pack USAs", travel agents' "Love A Fares", and "Best to the West/Least to the East" fares. As noted previously, new management joined Western Pacific in the fourth quarter of 1996. At December 31, 1996, there were very low levels of advance bookings for the first quarter of 1997. Western Pacific determined, therefore, that promotional fares were needed to stimulate the market. Western Pacific believes that the negative impact of entering new markets and the use of discounted fares should decrease as Western Pacific increases its overall revenue base, customer awareness and expands into the Denver market. For the quarter ended March 31, 1997, Western Pacific produced a yield of 8.61 CENTS which is a 2.7% increase in yield from the prior quarter when a high number of passengers traveled as part of the "Mystery Fare" promotion which was held primarily during the fourth quarter of 1996. Western Pacific's yield during the quarter ended March 31, 1997 was 12.8% below the yield experienced during the first quarter of 1996.

                                                                                 PASSENGER
                                    PASSENGER       REVENUE         AVERAGE       REVENUE
OPERATING PERIOD                     REVENUE    PASSENGER MILES   SEGMENT FARE     PER RPM
----------------                    ---------   ---------------   ------------   ---------
                                     (000'S)        (000'S)
Quarter ended March 31, 1996.......  32,787         332,061           80.36          9.87
Quarter ended June 30, 1996........  38,265         351,547           91.89         10.60
Quarter ended September 30, 1996...  44,375         428,509           90.98         10.36
Quarter ended December 31, 1996....  33,909         404,689           74.37          8.38
Quarter ended March 31, 1997.......  32,045         369,557           77.54          8.61

     Western Pacific's operating break-even load factor during the twenty-four months of its operations has fallen from a high of 104.8% in May 1995 to 56.4% for the quarter ended June 30, 1996. The Company's cost per ASM for the fourth quarter of 1996 was 8.28 CENTS included restructuring charges; without these restructuring charges, the cost per ASM for the fourth quarter of 1996 was 7.14 CENTS. The cost per ASM for the quarter ended March 31, 1997 was 6.58 CENTS, a decrease of .56 CENTS, net of restructuring charges, or 7.8% from the prior quarter. This decrease was due to decreased fuel costs and tighter cost controls implemented by the new management team. The cost per ASM for the quarter ended March 31, 1997 was only .9% above the cost per ASM from the quarter ended March 31, 1996 despite higher expenses related to fuel costs and maintenance expenses. However, the operating break even load factor increased by 9.6 percentage points based on the reduction in yield year over year as explained previously. There can be no assurance that any incremental passenger revenue generated in the future as Western Pacific expands its fleet will be sufficient to cover incremental costs or that, ultimately, as a result of these or other factors, Western Pacific's operating break-even load factor will decrease.

                                        OPERATING     OPERATING
                                         COST PER     BREAK-EVEN
OPERATING PERIOD                        ASM (CENTS)   LOAD FACTOR
----------------                        -----------   -----------
Quarter ended March 31, 1996..........     6.52          64.2
Quarter ended June 30, 1996...........     6.31          56.4
Quarter ended September 30, 1996......     6.23          58.7
Quarter ended December 31, 1996.......     8.28          96.2
Quarter ended March 31, 1997..........     6.58          73.8

MOUNTAIN AIR EXPRESS

     Mountain Air Express commenced flight operations on December 15, 1996. The determination of MAX's revenues is currently governed by an Alliance Agreement between MAX and Western Pacific and the number of passengers flown. Under the Alliance Agreement, all of MAX's marketing, scheduling, and pricing decisions are made by Western Pacific. In return, MAX receives an agreed amount from Western Pacific, ranging from $57.26 to $92.50, for each passenger segment flown. The agreed amount may be renegotiated by MAX in the event of certain occurrences, such as decreases in load factors or increases in fuel prices. MAX also expects its revenue to be seasonal, with higher load factors in the winter and summer, and reduced load factors in the spring and fall.

                                                     TOTAL             PASSENGER      OPERATING
                                 PASSENGER   AVAILABLE SEAT MILES       REVENUE       BREAK-EVEN
OPERATING PERIOD                LOAD FACTOR          (000S)         PER RPM (CENTS)   LOAD FACTOR
----------------                -----------          ------         ---------------   -----------
Dec. 15 - Dec. 31, 1996........    44.4%              1,250            43.39CENTS        674.0%
Quarter ended March 31, 1997...    28.3%             12,215            65.84CENTS        50.4%

The decrease in load factor for the quarter ended March 31, 1997 from the period ended December 31, 1996 is due primarily to seasonality. The increase in the passenger revenue per RPM or yield for the quarter ended March 31, 1997 can be attributed to increases in the agreed amount per segment flown. The decrease in the operating break-even load factor percentage is due to the increase in yield and the effect of a full quarter of operations over which to allocate fixed costs.

OPERATING EXPENSES

WESTERN PACIFIC AIRLINES

     The following table shows the components of operating cost per available seat mile (shown in cents):

                                                   THREE MONTHS    THREE MONTHS
                                                      ENDED          ENDED
                                                  MAR. 31, 1997   MAR.  31, 1996
                                                  -------------   --------------
                                                      (CENTS)          (CENTS)

Salaries, wages and benefits                            1.14             1.23
Aircraft lease expense                                  1.22             1.37
Aircraft fuel and oil                                   1.15             1.04
Other rentals, landing, and ground handling fees         .62              .75
Advertising and public relations                         .42              .38
Insurance expense                                        .15              .31
Maintenance materials and repairs                        .75              .33
Agency and cargo commissions                             .19              .19
Depreciation and amortization                            .19              .14
Other operating expenses                                 .75              .78
                                                        ----             ----
Total                                                   6.58             6.52
                                                        ----             ----
                                                        ----             ----

     Salaries, wages and benefits decreased by .09 cents per ASM or 7% when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996. This decrease can be attributed to a 34% increase in ASMs, with only a 19% increase in full-time equivalent (FTE) personnel.

     Aircraft lease expense decreased .15 cents per ASM, or 11% for the quarter ended March 31, 1997 from the quarter ended March 31, 1996. At March 31, 1996, Western Pacific had 13 leased aircraft, while at March 31, 1997, Western Pacific had 14 leased aircraft, and one owned aircraft whose costs are accounted for in depreciation expense. The increase in the number of ASMs for the quarter ended March 31, 1997 from the quarter ended March 31, 1996 is 34%, with only an 8% increase in the number of aircraft. The increase is ASMs was due to a schedule change initiated on February 6, 1997 which increased the number of hours of daily aircraft utilization by 19%.

     Aircraft fuel and oil expense increased by .11 cents per ASM or 11% when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996. This increase reflects the effect of a 10.6 cent per gallon or 14% fuel price increase over the period, partially offset by reduced consumption per aircraft flight hour due to the longer average stage length.

     Other rentals, landing, airport and ground handling fees decreased by .13 cents per ASM or 17% when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996. This decrease was primarily due to a 5% increase in average stage length, which increased from 829 miles for the quarter ended March 31, 1996 to 869 miles for the quarter ended March 31, 1997. This increase in the average stage length indicates that the increase in the number of flights was materially less on a percentage basis than the increase in the number of ASMs. Additionally, airport rents and fees per ASM at Western Pacific's hub in Colorado Springs decreased substantially because of a substantial increase in the number of passengers enplaned. Lastly, Western Pacific added flight frequencies in existing markets so the increase in ASMs did not have a corresponding increase in costs.

     Advertising expense increased by .04 cents per ASM or 11% when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996. This increase is due to the high number of promotional fares and schedule changes advertised in the first quarter of 1997 such as "Peak Pacs", "Pack USA", and "Best to the West/Least to the East", necessitated by the low levels of advance bookings for the quarter at December 31, 1996.

     Insurance expense decreased by .16 cents per ASM or 50% when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996. This decrease reflects a premium reduction obtained by Western Pacific due to fewer aircraft in service than originally projected for the policy year.

     Maintenance materials and repairs expense increased by .42 cents per ASM or 127% when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996. This increase reflects the amortization of airframe "C" maintenance checks and engine overhauls performed on Western Pacific's fleet. Western Pacific uses the deferral method of accounting for "C" check maintenance and engine overhaul costs.

     Agency and cargo commissions remained flat at .19 cents per ASM for both the quarter ended March 31, 1997 and the quarter ended March 31, 1996. Western Pacific anticipates that agency and cargo commissions will increase as a percentage of total expenses in future quarters, as Western Pacific entered into agreements with several of the industry's CRS systems in March of 1997 so that seats on Western Pacific's flights could be booked directly by a travel agent without the need to telephone Western Pacific's reservation office. This agreement has given Western Pacific's flights increased exposure to travel agents, who are now expected to account for a larger percentage of Western Pacific's flight booking activity.

     Depreciation and amortization increased by .05 cents per ASM or 36% when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996. Western Pacific acquired its first aircraft which was purchased in June 1996. The depreciation associated with this purchased aircraft was $256,000 or .03 cents per ASM for the quarter ended March 31, 1997. The remainder of the increase can be attributed to Western Pacific's maintenance hangar and new concourse at Colorado Springs Airport.

     Other operating expenses decreased by .03 cents per ASM or 4% when comparing the quarter ended March 31, 1997 to the quarter ended March 31, 1996. Other operating expenses include property taxes, telecommunication and utilities charges, professional and consulting services, supplies and minor equipment (excluding aircraft maintenance supplies), credit card processing fees, bad debt expense, travel and incidental expense, and passenger reaccommodation and baggage delivery charges. Some of these costs, such as utilities, professional fees, and travel and incidental are costs which do not vary with the number of ASMs so the decrease in these costs results from the larger number of ASMs over which such costs are allocated. Decreases in variable costs such as telecommunications, supplies, credit card processing fees, etc., resulted from Western Pacific's continued focus on cost control and an increase in the number of ASMs over which such costs are allocated.

MOUNTAIN AIR EXPRESS

     The following table shows the components of operating cost per available seat mile (shown in cents):

                                                          THREE MONTHS
                                                              ENDED        DEC. 15 -
                                                          MAR. 31, 1997  DEC. 31, 1996
                                                          -------------  -------------
                                                             (CENTS)        (CENTS)
Salaries, wages and benefits                                  10.03          14.16
Aircraft lease expense                                         4.87           9.52
Aircraft fuel and oil                                          3.45           4.16
Other rentals, landing, and ground handling fees               4.09           3.44
Advertising and public relations                                .01           2.80
Insurance expense                                              1.82           3.12
Maintenance materials and repairs                              1.42           5.52
Agency and cargo commissions                                    --
Depreciation and amortization                                   .30            .24
Other operating expenses                                       7.19           3.04
                                                              -----          -----
Total                                                         33.18          46.00
                                                              -----          -----

The decrease in the cost per ASM for the quarter ended March 31, 1997 can be attributed to the effects of operating for a complete quarter over which to spread fixed costs.

BALANCE SHEET FLUCTUATION ANALYSIS (CONSOLIDATED)

      Western Pacific's accounts receivable increased by $2.9 million or 91% during the three months ended March 31, 1997. Approximately $2.2 million of this increase is due to a lag in processing credit card receivables as a result of Western Pacific having Airline Reporting Corporation process its travel agency billing information. The remaining $.7 million is an increase in the balance due from Airline Reporting Corporation resulting from the timing of its weekly processing cycles.

     Western Pacific's prepaid expenses and other current assets account increased by $1.9 million or 31% during the three months ended March 31, 1997. Approximately $.6 million of this increase is prepaid travel agency commissions, $.5 million is prepaid CRS fees, and $.5 million related to reaccommodation charges for schedule changes for passengers who have not yet traveled.

     Western Pacific's current and long-term prepaid maintenance accounts increased by $1.4 million or 11% during the three months ended March 31, 1997. Western Pacific follows the deferral method of accounting for maintenance events, whereby costs for "C" checks on Western Pacific's fleet of aircraft are capitalized when the event occurs and amortized over the period until the next scheduled maintenance event.

     Western Pacific's air traffic liability account increased by $8.3 million or 53% during the three months ended March 31, 1997. This increase resulted primarily from an increase in the number of bookings due to Western Pacific's expanded distribution via the CRS systems.

      Western Pacific's short term debt decreased $5.0 million due to conversion of a portion of such debt to preferred stock and warrants. See Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

WESTERN PACIFIC

     From Western Pacific's inception on April 12, 1994 through March 31, 1997, its preoperating and development costs, as well as its operating costs since it commenced flight operations, have been funded primarily with the proceeds from private sales of its equity securities, the proceeds from its initial public offering, and the issuance of debt, as well as from operating revenues. Western Pacific has received net proceeds from the sale of its equity securities aggregating approximately $76.8 million. During the quarter ended March 31, 1997, Western Pacific's operating activities resulted in a cash flow deficit of $16.8 million. These cash flow deficits have been funded primarily with the proceeds from the issuance of Western Pacific's equity securities as discussed in Notes to Consolidated Financial Statements. At March 31, 1997, Western Pacific had cash and cash equivalents of $13.2 million, including restricted cash and cash equivalents of $8.5 million. Western Pacific had a working capital deficit at March 31, 1997 of $17.2 million.

     Cash flow used in investing activities totaled $1.9 million during the quarter ended March 31, 1997 and $1.9 million for the quarter ended March 31, 1996. Capital expenditures in each of the first quarters of 1997 and 1996 consisted of aircraft improvements and miscellaneous equipment. In December 1996, Western Pacific issued a $1.5 million letter of credit in favor of MAX. MAX drew $1.0 million of this letter of credit in March 1997.

     Western Pacific expects to incur approximately $1.6 million for capital expenditures during 1997 for aircraft modifications, including Heads Up Display and Wind Shear avoidance systems, aircraft fleet induction costs, reservation and information system improvements and facility leasehold improvements. An additional $1.4 million in payments will be made to The Boeing Company for interest payments on new aircraft deliveries. Western Pacific is in negotiations for the financing of these new aircraft, and anticipates the majority of the costs of these aircraft will be financed by third parties. In addition, Western Pacific may be required to post a letter of credit or other type of financial bond of up to $3.0 million to secure gates, ramp, and office space at DIA when Western Pacific begins to serve that market on June 29, 1997.

     The State of Colorado General Assembly amended its aviation fuel tax laws at the request of Western Pacific. This legislation has been signed by the Governor of Colorado into law. This law allows the use of aviation fuel tax money for the fiscal year beginning July 1, 1997 for economic development projects at airports in Colorado, including Denver. The City and County of Denver have indicated that it is willing to consider applying for a loan guarantee to Western Pacific for expenditures related to the move of flight operations to Denver. It is anticipated that the City and County of Denver will make an application to the state of Colorado to use some of these fuel tax moneys as cash collateral for a loan to Western Pacific. However, there is no assurance that this loan will be made.

     At March 31, 1997, Western Pacific operated fifteen aircraft, with fourteen under operating leases with original terms of either five or ten years. Rent expense under these leases is recognized on a straight-line basis over the lease terms. The amount charged to aircraft lease expense was approximately $9.3 million and $7.8 million for the quarters ended March 31, 1997 and 1996, respectively. Future minimum rental payments under these fourteen operating leases over the remaining terms, are approximately $258 million, of which $35.8 million will be paid during 1997. During 1997, Western Pacific expects to incur approximately $33.5 million for aircraft maintenance reserve deposits, aircraft lease security deposits and aircraft heavy maintenance (net of reserves and lessor contributions). Additionally, Western Pacific owns one aircraft, with minimum principal and interest payments of $2.6 million due during 1997.

     Cash flow provided by financing activities totaled $14.6 million and ($.1) million during the quarters ended March 31, 1997 and 1996, respectively. On January 31, 1997, the Board of Directors of Western Pacific authorized the designation of 200,000 shares of its preferred stock as Series B Preferred Stock with a par value of $.001 per share. In February 1997, Western Pacific completed the sale of all 200,000 shares of Series B Preferred Stock for total proceeds of $20.0 million, which included the conversion of $5.0 million in notes payable issued in December 1996. See Notes to the Consolidated Financial Statements.

     On April 25, 1997, Western Pacific entered into a revised Aviation Fuel Management Agreement (the "Fuel Management Agreement") with Mercury Air Group ("Mercury"), whereby Mercury agreed to provide certain fuel supply services to Western Pacific. In conjunction with the Fuel Management Agreement, Western Pacific also executed a promissory note in favor of Compass Bank in the principal sum of $6.0 million (the "Compass Note"). The Compass Note provides that Western Pacific may borrow funds from Compass Bank in order to pay amounts due and owing under the Fuel Management Agreement. Payment of all amounts due and owing from Western Pacific to Compass Bank under the Compass Note is guaranteed by Mercury. In consideration of Mercury entering into the Fuel Management Agreement and its agreement to guarantee the obligations of Western Pacific arising pursuant to the Compass Note, on April 25, 1997, Western Pacific issued warrants to Mercury to purchase 200,000 shares of Western Pacific's Common Stock (the "Mercury Warrants") at an exercise price of $6.875 per share. The Mercury warrants became exercisable upon issuance and expire on April 25, 2000. With respect to Mercury Warrants that remain unexercised on July 28, 1998, Western Pacific may become obligated thereunder to issue additional shares of Common Stock to Mercury (or make cash payments to Mercury) to the extent that the highest average trading price of Western Pacific's Common Stock (as reported on Nasdaq during any 20 consecutive trading days during the three month period ending July 28,
1998) does not meet at least a 20% target return level, as set forth in the Mercury Warrants. Western Pacific drew down $3.7 million on this credit line on April 28, 1997, and is expected to use the remaining $2.3 million available during the month of May 1997.

     Western Pacific is actively seeking arrangements that will allow it to increase its liquidity. Western Pacific has taken certain short term measures to conserve its cash resources through the month of May which is generally a lower revenue month in the airline industry. Western Pacific has contracted to outsource its Information Technology function to Perot Systems Corporation. This transaction allows Western Pacific to issue common stock in lieu of cash for certain of the required monthly service fees. Western Pacific is also working with the City of Colorado Springs to issue Special Facility Bonds to repay Western Pacific for the costs of construction of the new concourse at Colorado Springs Airport. There can be no assurance that these bonds will actually be sold, nor at what price. Western Pacific continues to seek other methods of raising additional capital, including the sale and leaseback of its one owned aircraft and additional equity or debt offerings. Although management believes that Western Pacific will be able to secure such additional capital, if Western Pacific is unable to do so, cash flow from operations might not be sufficient to cover Western Pacific's financial obligations during 1997.

MOUNTAIN AIR EXPRESS

     MAX's cash balance at March 31, 1997 was $1.4 million and working capital was $.9 million. Additionally, MAX had a receivable from Western Pacific for revenue under the Alliance Agreement of $1.2 million. MAX raised $4.2 million from the private sale of its preferred stock during 1996, including $.1 million from Western Pacific. MAX's loss from operations for the quarter ended March 31, 1997 totaled $1.8 million, and $3.3 million for the period from inception through December 31, 1996. This loss was funded by MAX's sale of equity securities and a loan from Western Pacific for $2.1 million. Western Pacific provided MAX with a $1.5 million letter of credit prior to MAX's commencement of flight operations, which MAX has drawn $1.0 million.

     MAX incurred $1.1 million in investing activities, primarily for the purchase of property and equipment, and aircraft acquisition since inception. These activities were financed by the proceeds of the sale of equity securities and a loan from Western Pacific. MAX expects to incur approximately $4.0 million for investing activities in 1997: $3.3 million for aircraft acquisition and lease payments on current aircraft, and $0.7 million for capital expenditures. MAX expects to finance these payments through cash flow from operations, third party financings, and the sale of equity securities. Western Pacific has no further commitment to MAX to provide any future financing or capital. MAX may renegotiate the agreed amount it is receiving per segment from Western Pacific on a quarterly basis if certain events occur, such as increases in the price of fuel or shortfalls in MAX's load factor from its plan. Western Pacific is currently using MAX to supplement service on some of its shorter haul routes such as Tulsa, Oklahoma City, and Kansas City, bringing additional revenue to MAX, and freeing Western Pacific's aircraft to add service in higher yield markets.

     RISK FACTORS

The following issues and uncertainties, among others, should be considered in evaluating Western Pacific's future performance.

HISTORICAL LOSSES. Western Pacific began scheduled flight operations on April 28, 1995, and Mountain Air Express began scheduled flight operations on December 15, 1996. During the period from the Company's inception through March 31, 1997, the Company incurred net losses totaling $35.7 million.
Given the Company's limited operating history, there can be no assurances that the Company will be profitable in the future.

AVAILABILITY OF WORKING CAPITAL AND FINANCING SOURCES. Neither Western Pacific nor Mountain Air Express have generated positive cash flow consistently since inception. Western Pacific had a deficit in consolidated working capital at March 31, 1997 of $16.6 million. The airline industry is extremely capital intensive, especially for a growing carrier, with payments for new aircraft and maintenance requirements for the existing fleet.
Western Pacific is evaluating additional sources of working capital and financing sources (See discussion of Liquidity and Capital Resources in Management's Discussion and Analysis), but there is no assurance that additional sources will be available at competitive rates and conditions. Although management believes that Western Pacific will be able to secure such additional capital, if Western Pacific is unable to do so, cash flow from operations might not be sufficient to cover Western Pacific's financial obligations during 1997.

CONSUMER CONCERN ABOUT OPERATING SAFETY CONDITIONS AT LOW COST CARRIERS. The highly publicized safety issues that led to the Federal Aviation Administration (FAA) grounding of ValuJet have caused some consumers to question the operating safety of all low cost airlines. During 1996, Western Pacific passed a rigorous National Aeronautical Safety Inspection Program ("NASIP") audit conducted by the FAA and passed an independently commissioned comprehensive safety audit conducted by the Flight Safety Foundation. However, there is no assurance that the FAA will not take more restrictive actions against Western Pacific because of its low cost status. Such actions by the FAA could increase operating costs and reduce future earnings potential.

RISING FUEL COSTS. Western Pacific's average cost per gallon of fuel has increased from 73.13 cents for the three months ended March 31, 1996 to 83.7 cents for the three months ended March 31, 1997. At Western Pacific's current consumption rate, each one cent increase in the price of fuel increases Western Pacific's monthly fuel expense by approximately $40,000. Some carriers have begun to assess a fuel surcharge to be added to their base fares to cover these increased costs. Western Pacific has considered this alternative, but there can be no assurance that Western Pacific would be able to pass along any increases in the price of fuel to its consumers.

UNIONIZATION OF EMPLOYEE GROUPS. Western Pacific's mechanics voted to join the International Brotherhood of Teamsters union in May 1996. No other work groups are currently represented by, or have voted to be represented by, a labor union. While the mechanics' action has not altered Western Pacific's work rules or increased Western Pacific's costs, there can be no assurance that such action will not result in future changes or that other employee groups will not vote for union representation, nor that labor costs for those groups represented by a union will not increase.

COMPETITION. The airline industry is highly competitive. Other airlines that presently serve Western Pacific's routes in competition with Western Pacific are larger and have greater name recognition and resources than Western Pacific. Western Pacific may also face competition from other airlines which may begin serving the markets that Western Pacific currently serves or may serve in the future such as Denver International Airport, and competition from new low-cost airlines that may be formed to compete in the low-fare market (including those formed by other major airlines) and from ground transportation alternatives.

GENERAL STATE OF UNITED STATES ECONOMY. The airline industry is highly susceptible to general changes in the economic climate, particularly in the leisure travel segment of the market. Any downturn in the economy of the United States could have an adverse effect on Western Pacific's business.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Effective April 1, 1997, Western Pacific entered into an Information Technology Services Agreement with Perot Systems Corporation ("Perot"), pursuant to which Perot will deliver an integrated suite of technology related services to Western Pacific over a five year period. Western Pacific has agreed to issue to Perot a number of shares of Common Stock having a value of $.8 million. By the first anniversary of the effective date, Western Pacific will issue to Perot a number of shares of Common Stock having a value of $.6 million. By the second anniversary of the effective date, Western pacific will issue to Perot a number of shares of Common Stock having a value of $.4 million. During the first six months of the agreement, Western Pacific may elect to issue shares of its Common Stock to Perot in lieu of cash for up to three months of base monthly fees and pass-through expense, not to exceed $2.0 million in the aggregate. The number of shares to be issued is to be determined by dividing the amount of the base monthly service fees by the average closing bid price for Western Pacific's Common Stock for the five trading days ending two days prior to the date the shares are to be delivered.

On April 25, 1997, Western Pacific entered into a revised Aviation Fuel Management Agreement (the "Fuel Management Agreement") with Mercury Air Group, Inc. ("Mercury"), whereby Mercury has agreed to provide certain fuel supply services to Western Pacific. Western Pacific also executed a promissory note in favor of Compass Bank in the principal sum of $6.0 million (the "Compass Note"). The Compass Note provides that Western Pacific may borrow funds from Compass Bank in order to pay amounts due and owing under the Fuel Management Agreement. Payment of all amounts due and owing from Western Pacific to Compass Bank under the Compass note is guaranteed by Mercury. In consideration of Mercury's entering into the Fuel Management Agreement and its agreement to guarantee the obligations of Western Pacific arising pursuant to the Compass Note, on April 25, 1997 Western Pacific issued warrants to Mercury to purchase 200,000 shares of Western Pacific's Common Stock (the "Mercury Warrants") at an exercise price of $6.875 per share. The Mercury Warrants become exercisable upon issuance and expire on April 25, 2000. With respect to Mercury Warrants that remain unexercised on July 28, 1998, Western Pacific may become obligated to issue additional shares of Common Stock to Mercury (or to make cash payments to Mercury) to the extent that the highest average trading price of Western Pacific's

Common Stock (as reported on Nasdaq during any 20 consecutive trading days during the three month period ending July 28, 1998) does not meet at least a 20% target return level, as set forth in the Mercury Warrants.

The shares under each of these transactions were issued under the exemption from registration in Section 4(2) of the Securities Act of 1933, and the issuances were not underwritten.

EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K.

                              EXHIBIT INDEX

    EXHIBIT
       NO.                                      DESCRIPTION OF EXHIBIT
    -------                                     ----------------------
      4.9       Promissory Note, dated April 25, 1997, in the original principal amount of
                $6,000,000, made by Western Pacific in favor of Compass Bank, a Texas banking corporation
      4.10      Warrant to purchase common stock, dated April 25, 1977, issued by Western
                Pacific to Mercury Air Group, Inc.
     10.77      Aviation Fuel Management Agreement, dated April 25, 1977, between Western
                Pacific and Mercury Air Group, Inc., a New York corporation
     10.78      Agreement relating to Brokering of Financing and Guaranty of MAG, dated April 25,
                1977, between Western Pacific and Mercury Air Group, Inc.
     10.79      Amended and Restated 1994 Stock Option Plan, as amended through April 19, 1997
     10.80      Amended and Restated 1995 Directors' Option Plan, as amended through April 19,
                1997
     10.81      1996 Restricted Stock Plan for Non-Employee Directors
      27        -- Financial Data Schedule

---------------------

(b) The Company filed a report on Form 8-K dated January 31, 1997, reporting under Item 5 the creation and private placement of the Company's Series B Preferred Stock and warrants to purchase common stock.

     SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WESTERN PACIFIC AIRLINES, INC.


                               By: /s/ ROBERT A. PEISER
                                  -----------------------------------------
                                     Robert A. Peiser
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               Date:   May 15, 1997

                               By: /s/  GEORGE E. LEONARD
                                  -----------------------------------------
                                     George E. Leonard
                                     VICE PRESIDENT FINANCE AND CHIEF
                                     FINANCIAL OFFICER

                               Date:   May 15, 1997