Form 10-Q
period 1997-06-30
WESTERN PACIFIC AIRLINES INC /DE/
filed 1997-08-14
CIK 930239

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF   1934
For the transition period from ______________________ to______________________.


Commission File Number   0-27238



                         Western Pacific Airlines, Inc.
             (Exact Name of Registrant as Specified in Its Charter)
              Delaware                                      86-0758778
    (State or other jurisdiction                         (I.R.S. employer
 of incorporation or organization)                    identification number)

   2864 South Circle Drive, Suite 1100
       Colorado Springs, Colorado                            80906
(Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (719) 579-7737



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 1, 1997 there were 13,550,665 shares of Common Stock of the registrant issued and outstanding.

================================================================================

                         WESTERN PACIFIC AIRLINES, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Information

       Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996                  3

       Consolidated Statements of Operations
               Three Months and Six Months ended June 30, 1997 and 1996    4

       Consolidated Statements of Cash Flows
               Six Months ended June 30, 1997 and 1996                     5

      Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                    7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 18

         Signatures                                                       19


                         WESTERN PACIFIC AIRLINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                                                  JUNE 30, 1997       DEC. 31, 1996
                                                                                                  -------------       -------------

(Unaudited)
ASSETS

CURRENT ASSETS :
Cash and cash equivalents                                                                         $   6,320,049       $  12,076,034
Restricted cash and cash equivalents                                                                  7,888,144           8,314,887
Accounts receivable, net of allowance for uncollectible accounts
of $625,000 and $347,000 at June 30, 1997 and December 31, 1996, respectively                         3,021,897           3,217,450
Prepaid expenses and other                                                                            9,018,368           6,104,414
Prepaid maintenance                                                                                   8,757,326           6,819,841
Aircraft maintenance and engine reserves                                                             10,173,085           5,204,698
                                                                                                  -------------       -------------
Total Current Assets                                                                                 45,178,869          41,737,324

PROPERTY AND EQUIPMENT, NET                                                                          42,000,985          41,702,859

PREPAID MAINTENANCE, net of current portion                                                           9,396,965           7,983,560

MAINTENANCE RESERVES, net of current                                                                  7,347,113           7,495,345

AIRCRAFT AND ENGINE                                                                                  23,219,022          21,308,588

RESTRICTED CASH AND CASH EQUIVALENTS                                                                  1,507,495           2,638,158

OTHER                                                                                                   184,033             180,855
                                                                                                  -------------       -------------

                                                                                                  $ 128,834,482       $ 123,046,689
                                                                                                  =============       =============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES :
Accounts payable                                                                                  $  14,241,613          11,637,006
Accrued expenses                                                                                     22,038,652          21,947,117
Air traffic liability                                                                                27,218,283          15,617,460
Short term debt                                                                                       8,752,527          10,455,985
Current portion of long-term debt                                                                     1,111,589           1,007,757
Other                                                                                                   220,037              82,590
                                                                                                  -------------       -------------
Total Current Liabilities                                                                            73,582,701          60,747,915

LONG-TERM DEBT, net of current portion                                                               14,902,286          15,214,819

OTHER LIABILITIES                                                                                     1,371,543           1,396,735

MINORITY INTEREST                                                                                           -             2,239,033

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK (See note 2)                                                                         23,399,520                 -


STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, no shares outstanding at June 30, 1997 and
December 31, 1996                                                                                           -                   -
Common stock, $.001 par value, 13,527,977 and 13,381,894 issued and outstanding
at June 30, 1997 and December 31, 1996, respectively                                                     13,615              13,387
Common stock to be issued                                                                                   -               800,411
Deferred compensation                                                                                  (816,667)         (1,016,667)
Additional paid-in capital                                                                           82,361,941          80,265,823
Treasury stock, at cost                                                                                     -               (84,902)
Warrants                                                                                             10,273,896                 -
Accumulated deficit                                                                                 (76,254,353)        (36,529,865)
                                                                                                  -------------       -------------
Total stockholders' equity                                                                           15,578,432          43,448,187
                                                                                                  -------------       -------------

                                                                                                  $ 128,834,482       $ 123,046,689
                                                                                                  =============       =============

See accompanying notes.



                         WESTERN PACIFIC AIRLINES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30, 1997     JUNE 30, 1996     JUNE 30, 1997      JUNE 30, 1996
                                                               -------------     -------------     -------------      -------------
                                                                        (Unaudited)                             (Unaudited)

OPERATING REVENUES :
Passenger                                                     $  42,450,646      $  38,265,095     $  76,773,195      $  71,052,167

Other                                                             1,487,076          1,048,547         2,981,609          1,967,078
                                                              -------------      -------------     -------------      -------------


Total Operating Revenues                                         43,937,722         39,313,642        79,754,804         73,019,245
                                                              -------------      -------------     -------------      -------------




OPERATING EXPENSES:
Salaries, wages and benefits                                     10,012,733          7,260,083        19,855,065         14,201,260
Aircraft lease                                                   10,767,127          9,114,763        20,647,464         16,871,833
Aircraft fuel and oil                                             8,259,102          6,804,195        17,424,294         12,676,821
Other rentals, landing and ground handling fees                   5,516,550          4,117,919        10,722,206          8,356,576
Advertising                                                       3,050,703          2,291,179         6,277,692          4,438,699
Insurance                                                         1,455,913          1,240,203         2,826,901          3,018,892
Maintenance materials and repairs                                 7,178,649          2,166,612        13,047,290          4,041,225
Agency commissions                                                2,642,916          1,354,798         4,076,318          2,419,615
Depreciation and amortization                                     1,447,208          1,076,759         2,905,652          1,851,652
Other operating                                                  12,137,340          3,869,824        18,751,351          8,299,682
                                                              -------------      -------------     -------------      -------------
                                                                 62,468,241         39,296,335       116,534,233         76,176,255
Total Operating Expenses                                      -------------      -------------     -------------      -------------

OPERATING INCOME (LOSS)                                         (18,530,519)            17,307       (36,779,429)        (3,157,010)
                                                              -------------      -------------     -------------      -------------

INTEREST INCOME., NET OF EXPENSE                                   (705,076)           503,626        (1,059,109)         1,234,729
                                                              -------------      -------------     -------------      -------------

NET INCOME (LOSS )BEFORE MINORITY INTEREST                      (19,235,595)           520,933       (37,838,538)        (1,922,281)

MINORITY INTEREST                                                 1,566,696                  -         2,355,295                  -
                                                              -------------      -------------     -------------      -------------
NET INCOME (LOSS)                                             $ (17,668,899)     $     520,933     $ (35,483,243)     $  (1,922,281)
                                                              =============      =============     =============      =============


NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK                $ (20,924,463)     $     520,933     $ (38,960,697)     $  (1,922,281)
                                                              =============      =============     =============      =============

INCOME (LOSS ) PER COMMON SHARE AND COMMON                    $       (1.56)     $        0.04     $       (2.90)     $       (0.15)
SHARE EQUIVALENT                                              =============      =============     =============      =============




WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS
OUTSTANDING                                                      13,437,629         13,248,129        13,437,629         13,248,129
                                                              =============      =============     =============      =============


                             See accompanying notes.



                                                 WESTERN PACIFIC AIRLINES, INC.
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                        FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                                     1997                          1996
                                                                             ----------------------        ----------------------
                                                                                  (Unaudited)                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                     $       (35,483,243)          $        (1,922,281)

  Adjustments to reconcile net loss to net cash used for operations -
     Depreciation and amortization                                                      2,905,652                     1,851,652
     Gain on sales leaseback                                                               18,471                       (36,942)
     Amortization of deferred management fee                                              200,000                       200,000
     Minority interest in loss of subsidiary                                          (2,239,033)                           -
     Decrease (increase) in accounts receivables                                          195,553                   (1,351,047)
     Increase in prepaid expenses and deposits                                        (2,913,954)                   (5,829,245)
     Increase in prepaid maintenance                                                  (4,966,033)                           -
     Increase in aircraft and engine reserves                                         (3,205,012)                   (3,933,673)
     Decrease (increase) in restricted cash and cash equivalents                        1,557,406                   (3,711,339)
     Increase in aircraft deposits                                                    (1,910,434)                   (3,033,605)
     Increase in other assets                                                             (3,178)                     (144,031)
     Increase in accounts payable                                                       2,604,607                     1,335,937
     Increase (decrease) in accrued expenses                                               91,535                   (2,018,579)
     Increase in air traffic liability                                                 11,600,823                     6,940,264
     Increase (decrease) in other liabilities                                             112,255                       (1,849)
                                                                             ----------------------        ----------------------

        Net cash used in operating activities                                         (31,434,585)                  (11,654,738)
                                                                             ----------------------        ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                 (3,978,440)                  (25,639,419)
                                                                             ----------------------        ----------------------

        Net cash flows used in investing activities                                    (3,978,440)                  (25,639,419)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of preferred stock, net of conversion of short-term debt                 18,399,520                           -
     Issuance of warrants                                                               6,032,651                           -
     Issuance of short term debt, net of principal payments                             3,296,542                           -
     Increase in long term debt, net of principal paymen                                (208,701)                    16,441,856
     Issuance costs related to initial public offering                                        -                        (287,390)
     Issuance of Common Stock                                                           2,181,248                       806,672
                                                                             ----------------------        ----------------------
        Net cash flows from financing activities
                                                                                       29,701,260                    16,961,138
                                                                             ----------------------        ----------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (5,711,765)                  (20,333,019)


CASH AND CASH EQUIVALENTS, beginning of period                                          12,076,034                   49,966,697
                                                                              ----------------------       ----------------------
CASH AND CASH EQUIVALENTS, end of period (1)
                                                                              $          6,364,269        $          29,633,678
                                                                             ======================        ======================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for income taxes                                                                  -                             80
                                                                             ======================        ======================



                                                    See accompanying notes.

                         WESTERN PACIFIC AIRLINES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Preparation of Financial Statements

The accompanying financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The organization and business of Western Pacific Airlines, Inc. ("Western Pacific"), accounting policies followed by Western Pacific, and other information are contained in the notes to Western Pacific's audited financial statements filed as part of Western Pacific's December 31, 1996 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report. The results of operations for the six months ended June 30, 1997 may not necessarily be indicative of the results for the entire fiscal year ending December 31, 1997.

2.    Preferred Stock and Warrants

Western Pacific has authorized the issuance of 200,000 shares of Series B Convertible Preferred Stock, with a par value of $100, of which all 200,000 shares are issued and outstanding at June 30, 1997. Western Pacific has also authorized the issuance of 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,000 per share, of which all 10,000 shares are issued and outstanding at June 30, 1997.

On June 5, 1997,Western Pacific completed a private placement with a group of institutional investors (the "Private Placement") whereby Western Pacific sold
(i) 10,000 shares of its Series C Convertible Preferred Stock, par value $.0.001 per share (the "Series C Preferred"), (ii) warrants to purchase an aggregate of 213,333 shares of Western Pacific's Common Stock at an exercise price of $11.25 per share (the "A-Warrants"), and (iii) warrants to purchase an aggregate of 111,110 shares of Western Pacific's Common Stock at an exercise price of $6.80625 per share (the "B-Warrants," and together with the Series C Preferred and the A-Warrants, the "Securities"), for an aggregate price of $10 million. In connection with the Private Placement, the Company issued an additional 256,198 B-Warrants and paid cash in the amount of $350,000 to GEM Investment Management, Ltd. as a placement fee.

The Series C Preferred has a stated value of $1,000 per share, with a premium amount accruing on such stated value at a rate of 8.0% per annum (the "Premium Accrual"). The Series C Preferred is nonvoting and ranks pari passu with Western Pacific's Series B Preferred Stock (the "Series B Preferred"). The Series C Preferred is subject to voluntary conversion at the option of the holders during its three-year term, and will automatically convert into Western Pacific Common Stock on June 5, 2000. The conversion price will be the lower of (i) a fixed price (the "Fixed Price") of $6.1875 (110% of the closing bid price of West Pac's Common Stock on June 4, 1997), or (ii) an amount which initially equaled a 10.0% discount (declining over ten months to 20.0%) of the average of the closing bid prices of Western Pacific Common Stock for the 20 consecutive trading days preceding a notice of conversion.

The conversion price of the Series C Preferred is subject to possible upward and downward performance adjustments. If, at the time of conversion, the closing bid price of Western Pacific Common Stock has increased by more than 45.0% over the original Fixed Price (the "Upward Adjustment Threshold"), the Fixed Price shall automatically increase so that the holders of the Series C Preferred being converted gives up 60.0% of the increase in value of Western Pacific Common Stock over the Upward Adjustment Threshold. Following September 3, 1997, if at any date the closing bid price of West Pac Common Stock falls below 50.0% of the Fixed Price for a period of 20 consecutive trading days, the holders of a majority in interest of the Series C Preferred may request, within three days of such date, that Western Pacific reset the Fixed Price of the Series C Preferred to equal such 20 day average. If West Pac declines the request to reset the Fixed Price, then the annual Premium Accrual on the Series C Preferred will increase from 8.0% to 11.0%, to be applied on a retroactive basis.

The Series C Preferred is subject to optional redemptions by Western Pacific, and, upon the occurrence of certain events, must be redeemed by Western Pacific at the amounts set forth in the Certificate of Designations. In addition, upon certain redemptions, Western Pacific is obligated to deliver warrants to the holders of the shares being redeemed providing for the issuance upon exercise of a number of shares of Western Pacific Common Stock which otherwise would have been issued upon conversion of the Series C Preferred being redeemed. The warrants shall be substantially in the form of the A-Warrants described below, shall expire on June 5, 2000 and shall be exercisable for a price equal to the Fixed Price at the time of issuance of the warrants (as adjusted, if necessary, pursuant to the performance adjustment provisions described above). In addition, at the option of two-thirds of the holders of Series C Preferred, the Series C Preferred must be redeemed by Western Pacific for an amount equal to its Liquidation Preference (without the issuance of any additional warrants) if Robert Peiser ceases to be employed as Western Pacific's Chief Executive Officer at any time prior to May 31, 1998.

The parties mutually agreed that if Western Pacific redeems one series of preferred stock due to certain mandatory or optional redemption provisions and a similar provision does not apply to the other series of preferred stock, the holders of the other series of preferred stock will, under certain circumstances, be entitled to participate in such redemption.

The A-Warrants are convertible into shares of Western Pacific Common Stock at a price of $11.25 per share (subject to certain adjustments), and expire on June 5, 2002. The B-Warrants are convertible into shares of Western Pacific Common Stock at a price of $6.8025 per share (subject to certain adjustments), and expire on June 5, 2000. The exercise price of the B-Warrants is subject to an upward performance adjustment providing that if at the time of exercise the closing bid price of Western Pacific Common Stock has increased by more than 45.0% over $6.8025 (the "Warrant Threshold Level"), the exercise price shall automatically increase so that the holder of the B-Warrant being exercised gives up 60.0% of the increase in value of Western Pacific Common Stock over the Warrant Threshold Level.

The $10 million in gross proceeds received by Western Pacific has been allocated between the Series C and the warrants based on the respective fair values of each instrument, or approximately $7.4 million for the Series C Preferred Stock and approximately $1.6 million for the warrants. In addition, $1.0 million was allocated to paid in capital as a result of a minimum discount of 10% from the market price of the Company's Common Stock available to the purchasers upon conversion of the Series C Preferred into Common Stock. The initial carrying amount of the Series C was increased by the accretion of $2.6 million ($1.6 million related to the warrants and $1.0 million related to the fixed discount upon conversion) so that the carrying amount was equal to the redemption amount ($10.0 million) at the first possible conversion date which was the date of issuance of the Series C Preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT CONTAIN "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. WESTERN PACIFIC'S ACTUAL ACTIONS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. SPECIFIC FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF ADEQUATE WORKING CAPITAL, COMPETITIVE REACTION TO WESTERN PACIFIC'S EXPANSION PLANS, RISE IN FUEL COSTS, REGULATORY ACTIONS BY THE DEPARTMENT OF TRANSPORTATION OR THE FEDERAL AVIATION ADMINISTRATION, FUTURE INCIDENTS SIMILAR TO THE GULF WAR, FUTURE AIRLINE ACCIDENTS (PARTICULARLY IF INVOLVING A LOW COST CARRIER), ABILITY TO EFFECTIVELY INTEGRATE WESTERN PACIFIC AND FRONTIER INTO A COMBINED CARRIER AND GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES. SEE ADDITIONAL DISCUSSION UNDER "RISK FACTORS."

OVERVIEW

    Western Pacific commenced operations on April 12, 1994 as a development stage enterprise organized to operate a low-fare, medium-haul, scheduled passenger airline from its hub at the Colorado Springs Airport. From its inception  until it  commenced  flight  operations  on April 28,  1995,  Western
Pacific's activities were limited to start-up activities including raising capital, recruiting key operating personnel, developing computerized passenger reservation and information systems, negotiating aircraft facilities and aircraft leases, contracting ground handling and aircraft maintenance services, conducting pilot and flight attendant training and obtaining FAA certification.

    Western Pacific began flight operations on April 28, 1995 with two Boeing 737-300 aircraft and provided six daily round-trips between Colorado Springs and five cities. Thereafter, Western Pacific continued to add aircraft and cities and on June 29, 1997, moved a significant portion of its operation to Denver International Airport ("DIA"). Western Pacific had 19 aircraft providing up to 48 round-trips between Denver or Colorado Springs and 18 cities across the United States at August 1, 1997.

    On June 30, 1997, Western Pacific entered into a definitive agreement and plan of merger with Frontier Airlines, Inc. ("Frontier"), pursuant to which Frontier will merge with and into the Company, with Western Pacific being the surviving corporation in the merger. It is intended that the merger will constitute a tax free reorganization for federal income tax purposes. Also, on June 30, 1997, Western Pacific and Frontier entered into a Codeshare Agreement, which became effective on August 1, 1997. Pursuant to the terms and conditions of the merger agreement, at the effective time of the merger, subject to certain adjustments and certain circumstances, Frontier shareholders will receive .75 shares of common stock of Western Pacific for each share of Frontier. Consummation of the merger is subject to the satisfaction of certain conditions, including, among others, approval by the shareholders of both Western Pacific and Frontier of the merger and certain regulatory approvals. The merger is anticipated to close in late October or November 1997.

    The following chart indicates Western Pacific's changes in service since December 31, 1996.

WESTERN PACIFIC AIRLINES, INC.
                               Total      Number
                               Number    of Round
 As of Month End            of Aircraft   Trips     Service Changes
 ---------------            -----------   -----     ---------------

February 1997.............       15         37      Added additional service to
                                                    all cities except Houston,
                                                    Miami, and Seattle, and
                                                    withdrew service from
                                                    Ontario(CA), San Antonio,
                                                    Nashville, and Las Vegas
April 1997................       15         33      Withdrew service from Miami
May 1997..................       16         33
June 1997.................       18         40      Moved the bulk of flight
                                                    operations from Colorado
                                                    Springs to Denver
                                                    International Airport
July 1997.................       19         40
August 1997...............       19         48      Began codesharing service
                                                    with Frontier

    Western Pacific anticipates delivery of one additional used 737-300 aircraft in November 1997 and one new 737-300 aircraft in December 1997. On February 6, 1997 Western Pacific initiated a major schedule change whereby available seat miles ("ASMs") were increased by 21% and average hours of daily aircraft utilization were increased by 19% by scheduling overnight flights, and reducing connection times. On June 29, 1997, the Company initiated another major schedule change, increasing ASM's by 32.7% and moving the bulk of the Company's operations to Denver International Airport.



During 1996, Western Pacific assisted in the start-up of an affiliated regional carrier, Mountain Air Express ("MAX") to carry traffic into and out of Colorado ski markets and other smaller travel markets that cannot support frequent jet service. MAX, which commenced flight operations on December 15, 1996, is a separate operating company with its own operating certificate and management. Western Pacific's present ownership in MAX is approximately 57% of the voting stock. MAX also moved the bulk of its operations to DIA, effective June 29, 1997, when MAX began offering up to 27 flights per day from DIA and one daily flight from Colorado Springs.

The following chart indicates MAX's routes served since it commenced flight operations on December 15, 1996.


MOUNTAIN AIR EXPRESS, INC.

                       Total      Number
                       Number    of Round
 As of Month End    of Aircraft    Trips    Service Changes
 ---------------    -----------    -----    ---------------

December  1996           4       up to 23   Initiated service to Steamboat
                                            Springs/Hayden, Aspen/Snowmass,
                                            Crested Butte/Gunnison, and
                                            Telluride/Montrose, Colorado
January 1997             4       up to 23   Added service to Durango, Colorado
April 1997               4          19      Added service to Casper & Cheyenne,
                                            Wyoming; Grand Junction and Fort
                                            Collins, Colorado; Oklahoma City and
                                            Tulsa, Oklahoma; Sante Fe,
                                            New Mexico; and Kansas City,
                                            Missouri; withdrew service from
                                            Steamboat Springs/Hayden, Telluride/
                                            Montrose, and Durango,Colorado.
June 1997                4          28      Initiated service to Albuquerque;
                                            Discontinued service to Cheyenne and
                                            Casper, Wyoming; and Ft. Collins,
                                            Colorado and Sante Fe, New Mexico;
                                            Added service to other existing
                                            markets.
August 1997              5          28      Initiated service to Salt Lake City,
                                            Utah.



In November 1996, Colorado Springs Car Rental, Inc., a Thrifty Rent-A-Car franchisee and a 100% owned subsidiary of Western Pacific, commenced operations from its base in Colorado Springs.

RESULTS OF OPERATIONS

Operating Revenues

WESTERN PACIFIC AIRLINES

    Airline revenue is primarily a function of the number of passengers flown and the fares charged by the airline. Passenger ticket sales are recognized as revenue when the transportation is provided. Western Pacific's fares are generally non-refundable. Prior to completing the total conversion of Western Pacific's reservations to a computerized reservation system ("CRS") on April 25, 1997, changes in travel plans could be made only prior to scheduled departure for a $50 change fee, plus any fare increase. After the change to the CRS, tickets not used remain a liability of the airline, until used to pay for other flights or until the ticket expires, generally after one year.

    During the fourth quarter of 1996, Robert A. Peiser joined Western Pacific as President and Chief Executive Officer, Mark J. Coleman as Senior
Vice-President of Marketing and Planning, and George E. Leonard as Vice-President of Finance and Chief Financial Officer. Under this new management team, Western Pacific began the first quarter of 1997 with a large increase in capacity and very low levels of advanced bookings. There were substantial traffic improvements during the last two weeks of March, but the full impact of the new marketing initiatives implemented by the new management team were not felt until April. Western Pacific's load factor increased 8.2 percentage points, when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996, due to its entry into the CRS along with advertising initiatives put into place by the new management team, including "Peak Paks", "Pack USA's", and a promotion with King Soopers, a Colorado grocery store chain, and increased frequencies to increase connecting opportunities.

    The chart presented below compares Western Pacific's passenger load factor to the incremental growth in capacity as measured by available seat miles (ASM) for the quarters of 1997 and 1996, commencing from the quarter ended June 30, 1996. The airline industry is extremely seasonal, with the highest load factors typically occurring in the summer months, and the lowest load factors occurring during September through October and January, February, April and May. Western Pacific's load factor increased 16.0 percentage points for the quarter ended June 30, 1997 from the quarter ended March 31, 1997, primarily due to seasonality, its entry into the CRS, and the advertising initiatives previously noted.

                                        Passenger       Total        Increase/
                                        Load           Available    (Decrease)
Operating Period                        Factor         Seat Miles    In Capacity
----------------                        ------         ----------    ----------
                                                         (000s)
Quarter ended June 30,1996               56.5%           622,519        ---%
Quarter ended September 30, 1996         57.5            745,821        19.8
Quarter ended December 31, 1996          60.1            673,607        (9.7)
Quarter ended March 31, 1997             48.7            758,592        12.6
Quarter ended June 30, 1997              64.7            763,118          .6


 Passenger revenue per revenue passenger mile (RPM) or yield may increase in the third quarter of 1997 due to a combination of factors, including increases in average fares and decreases in discounted introductory fares as a percentage of total fares. However, in periods when Western Pacific introduces promotional fares to stimulate additional travel in existing markets, Western Pacific generally experiences a decrease in passenger revenue per RPM as is reflected in the decline in the passenger revenue per RPM during the second quarter of 1997 when Western Pacific introduced "Peak Pacs", "Pack USAs", travel agents' "Love A Fares", and the promotion with King Soopers. As noted previously, new management joined Western Pacific in the fourth quarter of 1996. At December 31, 1996, there were very low levels of advance bookings for the first two quarters of 1997. The management of Western Pacific determined, therefore, that promotional fares were needed to stimulate the market. Western Pacific believes that the short-term negative impact on yields of entering new markets and the use of discounted fares should decrease as Western Pacific increases its overall revenue base, customer awareness and expands into the Denver market. For the quarter ended June 30, 1997, Western Pacific produced a yield of 8.27(cent) which is a 3.9% decrease from that experienced for the prior quarter. Western Pacific's yield during the quarter ended June 30, 1997 was 22.0% below the yield experienced during the second quarter of 1996 for the reasons described above.

                                             Revenue      Average      Passenger
                                  Passenger  Passenger    Segment      Revenue
Operating Period                  Revenue    Miles        Fare         Per RPM
----------------                  -------    -----        ----         -------
                                   (000's)   (000's)                    (cents)
Quarter ended June 30, 1996         38,265   351,547     $ 91.89         10.60
Quarter ended September 30, 1996    44,375   428,509       90.98         10.36
Quarter ended December 31, 1996     33,909   404,689       74.37          8.38
Quarter ended March 31, 1997        32,045   369,557       77.54          8.61
Quarter ended June 30, 1997         40,594   493,465       76.39          8.27


    Western Pacific's operating break-even load factor during the twenty-six months of its operations has ranged from a high of 104.8% in May 1995 to 56.4% for the quarter ended June 30, 1996. For the quarter ended June 30, 1997, the operating break-even load factor was 88.4%. Western Pacific's cost per ASM for the second quarter of 1997 was 7.55(cent) including one time expenses primarily related to the move to DIA. Without these one time charges, Western Pacific's cost per ASM for the quarter ended June 30, 1997 was 7.09(cent). This cost, without the one time charges, represents an increase of .97(cent) or 14.7% from the prior quarter resulting from the fees associated with Western Pacific's entry into the Sabre Computerized Reservation Systems ("CRS"), and the expense associated with reaccomodations of passengers related to an unusually heavy spring snowstorm which hit Colorado Springs on April 24, 1997. It is anticipated that the higher costs associated with the CRS systems will be more than offset by increased revenue, particularly when the full effect of Western Pacific's move to DIA is considered. The cost per ASM for the quarter ended June 30, 1997 was a 12.4% increase, after one time charges, compared to the second quarter ended June 30, 1996 for the reasons noted previously, as well as heavier maintenance expense on Western Pacific's aircraft due to the shorter maintenance cycles caused by Western Pacific's increased aircraft utilization and more aircraft having been through "C" check. The operating break even load factor increased by 14.6 percentage points from the prior quarter based on higher costs as well as the reduction in yield quarter over quarter as explained above. There can be no assurance that any incremental passenger revenue generated in the future as Western Pacific expands its fleet will be sufficient to cover incremental costs or that, ultimately, as a result of these or other factors, Western Pacific's operating break-even load factor will decrease.


                                                              Operating
                                              Operating       Break-Even
 Operating Period                            Cost Per ASM    Load Factor
 ----------------                            ------------    -----------
                                               (cents)

Quarter ended June 30, 1996.............          6.31          56.4%
Quarter ended September 30, 1996........          6.23          58.7
Quarter ended December 31, 1996.........          8.28          96.2
Quarter ended March 31, 1997............          6.58          73.8
Quarter ended June 30, 1997.............          7.55          88.4

MOUNTAIN AIR EXPRESS

     Mountain Air Express commenced flight operations on December 15, 1996. The determination of MAX's revenues is currently governed by an Alliance Agreement between MAX and Western Pacific and the number of passengers flown. Under the Alliance Agreement, all of MAX's marketing, scheduling, and pricing decisions are made by Western Pacific. In return, MAX receives an agreed amount from Western Pacific, ranging from $86.54 to $126.17 for the quarter ended June 30, 1997, for each passenger segment flown. The agreed amount may be renegotiated by MAX in the event of certain occurrences, such as decreases in load factors or increases in fuel prices. MAX also expects its revenue to be seasonal, with higher load factors in the winter and summer, and reduced load factors in the spring and fall.


                                                                 Total              Passenger        Operating
                                           Passenger           Available            Revenue          Break-Even
Operating Period                           Load Factor         Seat Miles           Per RPM          Load Factor
----------------                           -----------         ----------           -------          -----------
                                                                 (000s)             (cents)
Dec. 15 - Dec. 31, 1996................       44.4%              1,250               43.39             674.0%
Quarter ended March 31, 1997...........       28.3               12,215              65.84              50.4
Quarter ended June 30, 1997............       23.8               21,481              25.43              89.2

The decrease in load factor for the quarter ended June 30, 1997 from the quarter ended March 31, 1997 is due primarily to seasonality and additional new cities which were added to the schedule and later dropped as the markets did not prove to be successful. The decrease in the passenger revenue per RPM or yield for the quarter ended June 30, 1997 from the prior quarter can be attributed to adjustments made to the agreed amounts by Western Pacific in the first quarter of 1997. The increase in the operating break-even load factor percentage is due to the decrease in yield.

Operating Expenses

WESTERN PACIFIC AIRLINES

    The following table shows the components of operating cost per available seat mile (shown in cents):


                                                       Three Months     Three Months      Six Months     Six Months
                                                            Ended           Ended            Ended          Ended
                                                       June 30, 1997    June 30,1996    June 30, 1997   June 30,1996
                                                       -------------    ------------    -------------   ------------
                                                          (cents)          (cents)         (cents)         (cents)
 Salaries, wages and benefits                              1.13             1.16             1.13           1.20
 Aircraft lease expense                                    1.29             1.46             1.26           1.42
 Aircraft fuel and oil                                     1.03             1.09             1.09           1.07
 Other rentals, landing, and ground handling fees           .68              .66              .65            .70
 Advertising and public relations                           .16              .37              .29            .37
 Insurance expense                                          .16              .20              .15            .25
 Maintenance materials and repairs                          .79              .35              .77            .34
 Agency and cargo commissions                               .35              .22              .27            .20
 Depreciation and amortization                              .18              .17              .18            .16
 Other operating expenses                                  1.32              .62             1.05            .70
                                                           ----              ---             ----            ---
 Total                                                     7.09             6.31             6.84           6.41
                                                           ====             ====             ====           ====

    All costs shown above for the second quarter of 1997 and six months ended June 30, 1997 have been adjusted for the $3.4 million in non-recurring charges and start-up costs related to DIA.

    Salaries, wages and benefits decreased by .03 cents per ASM or 3% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996. This decrease can be attributed to a 23% increase in ASMs, with only a 16.8% increase in full-time equivalent (FTE) personnel. Salary, wages, and benefits decreased by .07 cents or 6% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996 due to 28% increase in ASMs, with only a 21.0% increase in FTE personnel.

    Aircraft lease expense decreased .17 cents per ASM, or 12% for the quarter ended June 30, 1997 from the quarter ended June 30, 1996. Aircraft lease expense decreased .16 cents or 11% for the six months ended June 30, 1997 from the six months ended June 30, 1996. At June 30, 1996, the Company leased two 727-200's for the summer travel period only. The lease rates for these aircraft were inclusive of crew, insurance and fuel. At June 30, 1996, Western Pacific had 16 leased aircraft (including the two mentioned above), while at June 30, 1997, Western Pacific had 17 leased aircraft, and one owned aircraft whose costs are accounted for in depreciation expense. However, three of the eighteen aircraft were added in the second quarter of 1997 with two delivered in late June 1997. The increase in the number of ASMs for the quarter ended June 30, 1997 from the quarter ended June 30, 1996 is due primarily to the increased utilization of the existing aircraft.

     Aircraft fuel and oil expense decreased by .06 cents per ASM or 6% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996. This decrease reflects the effect of a 4.2 cent per gallon or 6% fuel price increase over the period. Aircraft fuel and oil expense increased by .02 cents per ASM or 2% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996. This increase in expense is due to an average fuel price 3.0 cents per gallon higher over the period. Western Pacific has entered into a fuel hedging agreement with Mercury Aviation Services, whereby the first 10,000 barrels of fuel used in each of the months of October 1997 to March 1998 will be at a fixed price of 62.64(cent)per gallon before taxes and into plane fees, or 79.96(cent) after taxes and fees.
     Other rentals, landing, airport and ground handling fees increased by .02 cents per ASM or 3% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996. This increase was because of increased flight simulator time rental due to increased hiring of pilots required by the higher utilization schedule and planned aircraft deliveries, and increased ground handling rates at certain airports. Other rentals, landing, airport, and ground handling fees decreased by .05 cents per ASM or 7% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996 due to fixed costs such as station rents which do not increase proportionately with ASMs as additional flights are added.

     Advertising expense decreased by .21 cents per ASM or 57% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996, after deduction of $1.8 million in launch advertising expense related to the commencement of Western Pacific's operations at DIA. Without the elimination of the DIA launch advertising, advertising expense increased .04 cents or 10%. This increase is due to the high number of promotional fares advertised in the second quarter of 1997 such as "Pack USA", as well as the roll-out of the advertising for the Denver market. Advertising expense decreased by .08 cents per ASM or 22% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996 due to promotions offered in conjunction with the introduction of four new cities to Western Pacific's route system in 1996.

     Insurance expense decreased by .04 cents per ASM or 25% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996, and .10 cents per ASM or 40% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996. These decreases reflect a premium reduction obtained by Western Pacific due to fewer aircraft in service than originally projected for the policy year.

    Maintenance materials and repairs expense increased by .44 cents per ASM or 126% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996 and .43 cents per ASM or 126% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996. These increases reflect the amortization of airframe "C" maintenance checks and engine overhauls performed on Western Pacific's fleet, as well as a shorter maintenance cycle due to Western Pacific's increased aircraft utilization. Western Pacific uses the deferral method of accounting for "C" check maintenance and engine overhaul costs.

    Agency and cargo commissions increased .13 cents per ASM or 59% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996 and
 .07 cents per ASM or 35% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996. As anticipated, agency and cargo commissions increased as a percentage of total expenses, as Western Pacific entered into agreements with several of the industry's CRS systems in March of 1997 so that seats on Western Pacific's flights could be booked directly by a travel agent without the need to telephone Western Pacific's reservation office. These agreements have given Western Pacific's flights increased exposure to travel agents, who now account for 60% of Western Pacific's flight booking activity.

    Depreciation and amortization increased by .01 cents per ASM or 6% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996 and
 .02 cents per ASM or 13% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996. The increase can be attributed to Western Pacific's maintenance hangar and new concourse at Colorado Springs Airport.

    Other operating expenses increased by .70 cents per ASM or 113% when comparing the quarter ended June 30, 1997 to the quarter ended June 30, 1996 and
 .35 cents per ASM or 50% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996. Excluded from this calculation were one time charges related to the commencement of operations at DIA, new uniforms, and the write-off of deposits made on trams originally intended to be used at the new concourse at Colorado Springs of $803,000. Other operating expenses include property taxes, telecommunication and utilities charges, professional and
consulting   services,   supplies  and  minor  equipment   (excluding   aircraft
maintenance supplies), credit card processing fees, bad debt expense, travel and incidental expense, and passenger reaccommodation and baggage delivery charges.

While some of these types of costs, such as credit card processing fees and bad debt expense will vary with the increase in ASM's, others such as supplies will not. Significant increases or new charges in this category for the quarter ended June 30, 1997 from the quarter ended June 30, 1996 include $1.1 million for CRS fees; $1.2 million for reservation overflow capacity, temporary reservation agents, and reservation consultants; $1.1 million in fees for the outsourced Information Technology functions; $.7 million in reaccommodation charges related to Western Pacific's schedule changes and operational performance; and $.2 million in payments to an outside revenue accounting (ticket) processor. The CRS fees and the expenses of processing revenue are additional distribution costs related to Western Pacific's move into the SABRE multi-host reservation system, which are offset by the additional revenue generated as a result of a wider distribution system. The fees paid for temporary reservation agents, overflow capacity and consultants are expected to decrease as Western Pacific increases its reservation capacity. The fees paid to reaccommodate passengers may increase in the third quarter as Western Pacific adjusts to its August 1 code sharing schedule, but are expected to decrease for the fourth quarter as Western Pacific adjusts to its new flight schedule.

MOUNTAIN AIR EXPRESS

    The following table shows the components of operating cost per available seat mile (shown in cents):


                                                 Three months      Three months
                                                    ended             ended
                                                 June 30, 1997    Mar. 31, 1997
                                                -------------     -------------
                                                      (cents)        (cents)
Salaries, wages and benefits                            6.62           10.03
Aircraft lease expense                                  4.21            4.87
Aircraft fuel and oil                                   1.97            3.45
Other rentals, landing, and ground handling             1.55            4.09
fees
Advertising and public relations                         .00             .01
Insurance expense                                       1.19            1.82
Maintenance materials and repairs                       2.93            1.42
Depreciation and amortization                            .27             .30
Other operating expenses                                3.94            7.19
Total                                                  22.68           33.18

The decrease in the cost per ASM for the quarter ended June 30, 1997 can be attributed to the 76% increase in ASM's from the prior quarter.

BALANCE SHEET FLUCTUATION ANALYSIS (CONSOLIDATED)

     Western Pacific's prepaid expenses and other current assets account increased by $2.9 million or 48% during the six months ended June 30, 1997. Approximately $1.0 million of this increase is prepaid travel agency commissions, $.7 million in deferred loan fees, $.4 million in additional prepaid insurance, $.4 million is prepaid CRS fees, and $.2 million related to costs relating to the merger with Frontier.

     Western Pacific's current and long-term prepaid maintenance accounts increased by $3.4 million or 23% during the six months ended June 30, 1997, while maintenance reserves increased by $4.8 million or 38% during the same time period. Western Pacific follows the deferral method of accounting for maintenance events, whereby costs for "C" checks on Western Pacific's fleet of aircraft are capitalized when the event occurs and amortized over the period until the next scheduled maintenance event.

     Western Pacific's air traffic liability account increased by $11.6 million or 74% during the six months ended June 30, 1997. This increase resulted primarily from an increase in the number of bookings due to seasonality, the move into DIA at June 29, 1997, and various special promotions offered by Western Pacific.

 LIQUIDITY AND CAPITAL RESOURCES

WESTERN PACIFIC

    From Western Pacific's inception on April 12, 1994 through June 30, 1997, its preoperating and development costs, as well as its operating costs since it commenced flight operations, have been funded primarily with the proceeds from private sales of its equity securities, the proceeds from its initial public offering, and the issuance of debt, as well as from operating revenues. Western Pacific has received net proceeds from the sale of its equity securities aggregating approximately $76.8 million. During the six months ended June 30, 1997, Western Pacific's operating activities resulted in a cash flow deficit of $31.6 million. These cash flow deficits have been funded primarily with the proceeds from the issuance of Western Pacific's equity securities as discussed in Notes to Consolidated Financial Statements. At June 30, 1997, Western Pacific had cash and cash equivalents of $14.2 million, including restricted cash and cash equivalents of $7.9 million. Western Pacific had a working capital deficit at June 30, 1997 of $28.4 million.

    Cash flow used in investing activities totaled $4.0 million during the six months ended June 30, 1997 and $25.6 million for the six months ended June 30, 1996. Capital expenditures in the first six months of 1997 consisted of aircraft improvements and miscellaneous equipment. Capital expenditures in the first six months of 1996 consisted primarily of the purchase of a used Boeing 737-300 aircraft.

    Western Pacific expects to incur approximately $1.6 million for capital expenditures during 1997 and 1998 for aircraft modifications, including Heads Up Display and Wind Shear avoidance systems, aircraft fleet induction costs, reservation and information system improvements and facility leasehold improvements. An additional $.5 million in payments will be made to The Boeing Company for interest payments on deferred pre-delivery payments on new aircraft that have not yet been delivered. In addition, Western Pacific is required to post a cash deposit or other type of financial bond of up to $3.0 million to secure gates, ramp, and office space at DIA at the rate of $.25 million every other month beginning in July 1997.

    The State of Colorado General Assembly recently amended certain portions of the state economic development law. The amendments concern the circumstances under which proceeds of the aviation tax levied at airports in Colorado may be used for economic development purposes. The amendments were designed to assist airlines in expanding their intrastate and regional service. In connection with those amendments, the General Assembly also appropriated up to $5.5 million in aviation fuel tax dollars for economic development purposes during the fiscal year beginning July 1, 1997. Such amounts are available to the to Colorado Economic Development Commission to promote economic development associated with aviation in Colorado. The Colorado Economic Development Commission solicited proposals from airports across the state for the use of such funds for economic development purposes. The City and County of Denver, Colorado, applied to the Colorado Economic Development Commission to use up to $5.5 million of aviation fuel tax dollars, to the extent collected at DIA, for the purpose of providing a loan guarantee fund for the benefit of Western Pacific. No other city submitted an application to the Colorado Economic Development Commission for participation in the program. This application has been approved in its current form, and will allocate up to $5.5 million in fuel tax proceeds (or such lesser amount as shall be actually collected at DIA during the fiscal year beginning July 1, 1997) into a fund to be used for the purpose of providing a loan guarantee for the benefit of Western Pacific. Western Pacific has had preliminary discussions with potential lenders, but no definitive commitment has been issued by any lender for the benefit of Western Pacific. No assurance exists that any loan will be made to Western Pacific.

    At August 1, 1997, Western Pacific operated nineteen aircraft, with eighteen under operating leases with original terms of either five or ten years. Rent expense under these leases is recognized on a straight-line basis over their respective lease terms. The amount charged to aircraft lease expense was approximately $20.6 million and $16.9 million for the six months ended June 30, 1997 and 1996, respectively. Future minimum rental payments under these eighteen operating leases over their respective remaining terms, are approximately $399.6 million, of which $25.0 million will be paid during the remainder of 1997. During 1997, Western Pacific expects to incur approximately $33.5 million for aircraft maintenance reserve deposits, aircraft lease security deposits and aircraft heavy maintenance (net of reserves and lessor contributions). Additionally, Western Pacific owns one aircraft, with minimum principal and interest payments of $2.6 million due during 1997.

      Cash flow provided by financing activities totaled $29.7 million and $17.0 million during the six months ended June 30, 1997 and 1996, respectively. On
June 5, 1997,Western Pacific completed a private placement with a group of institutional investors (the "Private Placement") whereby Western Pacific sold
(i) 10,000 shares of its Series C Convertible Preferred Stock, par value $.0.001 per share (the "Series C Preferred"), (ii) warrants to purchase an aggregate of 213,333 shares of Western Pacific's Common Stock at an exercise price of $11.25 per share (the "A-Warrants"), and (iii) warrants to purchase an aggregate of 111,110 shares of Western Pacific's Common Stock at an exercise price of $6.80625 per share (the "B-Warrants," and together with the Series C Preferred and the A-Warrants, the "Securities"), for an aggregate purchase price of $10 million. In addition, in connection with the Private Placement Western Pacific issued an additional 256,198 B-Warrants and paid cash in the amount of $350,000 to GEM Investment Management, Ltd. as a placement fee. See additional discussion under notes to Consolidated Financial Statements.

         On April 25, 1997, Western Pacific entered into a revised Aviation Fuel Management Agreement (the "Fuel Management Agreement") with Mercury Air Group, Inc. ("Mercury"), whereby Mercury has agreed to provide certain fuel supply services to Western Pacific. Western Pacific also executed a promissory note in favor of Compass Bank in the principal sum of $6.0 million (the "Compass Note"). The Compass Note provides that Western Pacific may borrow funds from Compass Bank in order to pay amounts due and owing under the Fuel Management Agreement. Payment of all amounts due and owing from Western Pacific to Compass Bank under the Compass note is guaranteed by Mercury. In consideration of Mercury's entering into the Fuel Management Agreement and its agreement to guarantee the obligations of Western Pacific arising pursuant to the Compass Note, on April 25, 1997 Western Pacific issued warrants to Mercury to purchase 200,000 shares of Western Pacific's Common Stock (the "Mercury Warrants") at an exercise price of $6.875 per share. The Mercury Warrants become exercisable upon issuance and expire on April 25, 2000. With respect to Mercury Warrants that remain unexercised on July 28, 1998, Western Pacific may become obligated to issue additional shares of Common Stock to Mercury (or to make cash payments to Mercury) to the extent that the highest average trading price of Western Pacific's Common Stock (as reported on Nasdaq during any 20 consecutive trading days during the three month period ending July 28, 1998) does not meet at least a 20% target return level, as set forth in the Mercury Warrants. Western Pacific drew down $3.7 million on this credit line on April 28, 1997, and the remaining $2.3 million available during the month of May 1997.

    Western Pacific is actively seeking arrangements that will allow it to increase its liquidity. Western Pacific has taken certain short term measures to conserve its cash resources. Western Pacific has contracted to outsource its Information Technology function to Perot Systems Corporation. This transaction allows Western Pacific to issue common stock in lieu of cash for certain of the required monthly service fees. Western Pacific is also working with the City of Colorado Springs to issue Special Facility Bonds to repay Western Pacific for the costs of construction of the new concourse at Colorado Springs Airport. There can be no assurance that these bonds will actually be sold, nor at what price. Western Pacific continues to seek other methods of raising additional capital, including the sale and leaseback of its one owned aircraft and additional equity or debt offerings. Although management believes that Western Pacific will be able to secure such additional capital, if Western Pacific is unable to do so, cash flow from operations might not be sufficient to cover Western Pacific's financial obligations during the next twelve months.

MOUNTAIN AIR EXPRESS

    At June 30, 1997, MAX was in a cash overdraft position totaling $.1 million and had a working capital deficit of $2.4 million. MAX raised $4.2 million from the private sale of its preferred stock during 1996, including $.1 million from Western Pacific. MAX's loss from operations for the six months ended June 30, 1997 totaled $5.4 million, and $3.3 million for the period from inception through December 31, 1996. This loss was funded by MAX's sale of equity securities and a loan from Western Pacific of $2.1 million. Western Pacific provided MAX with a $1.5 million letter of credit prior to MAX's commencement of flight operations, which MAX has drawn down completely.

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

History of Operating Losses, Availability of Working Capital and Future Financing Sources. Neither Western Pacific nor Mountain Air Express have generated positive cash flow consistently since their respective inceptions. Western Pacific had net losses of $1.4 million, $10.5 million and $23.7 million for the years ended December 31, 1994, 1995, and 1996, respectively and experienced a net loss of $35.5 million for the six month period ended June 30, 1997. At June 30, 1997, Western Pacific had a consolidated working capital deficit of $28.4 million and an available cash position of $6.4 million. Such available cash may vary significantly from month to month, as well as during the course of a month. The airline industry is extremely capital intensive, especially for a growing carrier, with purchase or lease payments for new aircraft and extensive maintenance requirements for the existing fleet of aircraft. Since inception, Western Pacific has actively searched for additional sources of capital. Western Pacific is continuing to evaluate additional sources of working capital and financing sources, but there is no assurance that additional sources of capital will be available at acceptable rates and conditions. If Western Pacific is unable to raise additional capital, current cash balances plus cash flow from operations may be insufficient to cover its financial obligations as they come due during the next twelve months.

Low Margin Business and High Operating Leverage. The airline industry is characterized by low gross profit margins and high fixed costs. The expenses of each flight do not vary significantly with the number of passengers carried and, therefore, a relatively small change in the number of passengers or in the pricing or traffic mix could have a disproportionate effect on operating and financial results. Accordingly, a minor shortfall in expected revenue levels could have a material adverse effect on Western Pacific's growth or financial performance.

Entry into the Denver Market. Although Western Pacific's operations were originally based in Colorado Springs, in late June 1997 Western Pacific moved a substantial portion of its flight operations to DIA. The move to DIA was prompted by a number of factors including, pricing competition at DIA from Frontier and United Airlines, which Western Pacific's management believed reduced the incentive for passengers to travel from Denver to Colorado Springs in order to use Western Pacific as an alternative carrier. Western Pacific incurred significant one time costs to effectuate the move to DIA. Management believes that the move to DIA will make Western Pacific a more viable competitive entity, allowing it to offer low fare alternatives at DIA. Nevertheless, there can be now assurance that anticipated benefits resulting from Western Pacific's move to DIA will allow management to operate Western Pacific on a profitable basis.

Integration of the Businesses. The proposed merger of Western Pacific and Frontier involves the integration of two companies that have previously operated independently. There can be no assurance that Western Pacific and Frontier will not encounter difficulties in integrating their operations and work forces. Any delays or unexpected costs incurred in connection with such integration could have a material adverse effect on the business, operating results or financial condition of Western Pacific, as the surviving corporation of the merger. Furthermore, there can be no assurance that the operations, managements, and personnel of the two companies will be compatible or that the surviving corporation will not experience the loss of key personnel.

Government Regulations; Consumer concern about operating safety. All commercial airlines are subject to extensive regulation by the United States Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA"). The continuation of Western Pacific's ability to operate its business will be subject to continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations relating to protection of the environment, radio communications, labor relations, equal employment opportunity, taxation, and other matters. Western Pacific believes that the highly publicized safety issues that led to the Federal Aviation Administration grounding of ValuJet in June 1996, have caused some consumers to question the operating safety of all low cost airlines. Western Pacific has passed rigorous National Aeronautical Safety Inspection Program ("NASIP") audits conducted by the FAA and an independently commissioned comprehensive safety audit conducted by the Flight Safety Foundation. However, there is no assurance that the DOT or FAA will not take more restrictive actions against Western Pacific because of its low cost status. Any changes enacted by Congress, the DOT or the FAA could reduce revenues, or increase operating costs which could have a material adverse effect on Western Pacific or cause Western Pacific to temporarily or permanently cease operations.

Impact of new excise tax legislation. Presently, domestic air transportation is subject to a 10% excise tax. The U.S. Congress has recently passed legislation that changes this tax beginning October 1, 1997 to 9% plus $1.00 per flight segment through September 30, 1998 when the tax becomes 8% plus $2.00 per flight segment. Further changes will be made until January 1, 2002 when the tax becomes 7.5% plus $3.00 per flight segment. It is anticipated that this tax will be borne disproportionately by the low fare carriers, and less by the major carriers. It is uncertain if these increases in taxes can be passed along to the passengers, or if some portion of them will be borne by the Company.

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

Competition. The airline industry is highly competitive. Other airlines that presently serve Western Pacific's routes in competition with Western Pacific are larger and have greater name recognition and resources than Western Pacific. Western Pacific may also face competition from other airlines which may begin serving the markets that Western Pacific currently serves (such as DIA or the Colorado Springs airport) or may serve in the future, and competition from new low-cost airlines that may be formed to compete in the low-fare market (including those formed by other major airlines) and from ground transportation alternatives.

General State of United States Economy. The airline industry is highly susceptible to general changes in the economic climate, particularly in the leisure travel segment of the market. Any downturn in the economy of the United States could have an adverse effect on Western Pacific's business.

PART II.  OTHER INFORMATION


EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith. Exhibit numbers refer to item 601 of Regulation S-K.
                                  EXHIBIT INDEX


              Exhibit No.                                Description of Exhibit
              -----------                                ----------------------

                27      -- Financial Data Schedule
-----------------------------


(b)  Form 8-K's filed during the quarter:

         (i) The Company filed a report on Form 8-K for an event dated June 6, 1997, reporting under Item 5 the creation and private placement of the Company's Series C Preferred Stock and warrants to purchase common stock.

         (ii) The Company filed a report on Form 8-K for an event dated June 30, 1997, reporting under Item 5 the Agreement and Plan of Merger between the Company and Frontier Airlines Inc.

         SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WESTERN PACIFIC AIRLINES, INC.


                                                        By: /s/ ROBERT A. PEISER
                                                                Robert A. Peiser
                                           President and Chief Executive Officer

                                                           Date: August 14, 1997

                                                       By: /s/ GEORGE E. LEONARD
                                                               George E. Leonard
                              Vice President Finance and Chief Financial Officer

                                                           Date: August 14, 1997