Form 10-Q
period 1997-09-30
WESTERN PACIFIC AIRLINES INC /DE/
filed 1997-11-14
CIK 930239

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q



(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 1997  OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For    the     transition     period    from     ______________________     to
      ----------------------.



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



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No

   As of November 1, 1997 there were 13,571,073 shares of Common Stock of the registrant issued and outstanding.

==============================================================================

                        WESTERN PACIFIC AIRLINES, INC.

                                    INDEX

                        PART I. FINANCIAL INFORMATION

                                                                   Page Number

Item 1.     Financial Information

      Balance Sheets
            September 30, 1997 and December 31, 1996                     3

      Statements of Operations
            Three Months ended September 30, 1997 and 1996               4
            Nine Months ended September 30, 1997 and 1996

      Statements of Cash Flows
            Nine Months ended September 30, 1997 and 1996                5

      Notes to Financial Statements                                      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8



                          PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            15


      Signatures                                                        17



                         WESTERN PACIFIC AIRLINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                               SEPT. 30, 1997        DEC. 31, 1996
                                                                                               ----------------     ----------------

                                                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                     $ 7,947,456         $ 12,076,034
     Restricted cash and cash equivalents                                                            5,545,110            8,314,887
     Accounts receivable, net of allowance for uncollectable accounts                               14,529,724            3,217,450
           of $428,000 and $347,000 at September 30, 1997 and December 31, 1996, respectively
     Prepaid expenses and other                                                                      7,855,116            6,104,414
     Prepaid maintenance                                                                             7,567,361            6,819,841
     Aircraft and engine reserves                                                                   11,134,756            5,204,698
                                                                                               ----------------     ----------------

               Total Current Assets                                                                 54,579,523           41,737,324

     PROPERTY AND EQUIPMENT, net                                                                    35,033,119           41,702,859

     AIRCRAFT AND ENGINE RESERVES                                                                    7,347,113            7,983,560

     PREPAID MAINTENANCE                                                                            13,482,377            7,495,345

     AIRCRAFT AND ENGINE DEPOSITS                                                                   19,224,733           21,308,588

     RESTRICTED CASH AND CASH EQUIVALENTS                                                            2,643,962            2,638,158

     OTHER                                                                                             113,065              180,855
                                                                                               ----------------     ----------------

                                                                                                 $ 132,423,892        $ 123,046,689
                                                                                               ================     ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                             $ 27,018,002         $ 11,637,006
     Accrued expenses                                                                               22,179,343           21,947,117
     Air traffic liability                                                                          30,318,679           15,617,460
     Short-term financing                                                                           17,462,480           10,455,985
     Current portion of long-term debt                                                               1,228,633            1,007,757
     Other                                                                                             137,152               82,590
                                                                                               ----------------     ----------------

               Total Current Liabilities                                                            98,344,289           60,747,915

     LONG-TERM DEBT                                                                                 14,619,202           15,214,819

     OTHER LIABILITIES                                                                               1,951,385            1,396,735

     MINORITY INTEREST                                                                                       -            2,239,033

     PREFERRED STOCK                                                                                24,065,190                    -

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value, no shares outstanding at September 30, 1997 and December 31, 1996     -                    -
     Common stock. $.001 par value, 13,550,665 and 13,381,894 issued and outstanding at
            September 30, 1997 and December 31, 1996, respectively                                      13,551               13,387
     Common stock to be issued                                                                               -              800,411
     Deferred compensation                                                                            (716,667)          (1,016,667)
     Additional paid-in capital                                                                     82,389,005           80,265,823
     Treasury stock, at cost                                                                                 -              (84,902)
     Warrants                                                                                       10,273,896                    -
     Accumulated deficit                                                                           (98,515,959)         (36,529,865)
                                                                                               ----------------     ----------------

               Total stockholders' equity (deficit)                                                 (6,556,174)          43,448,187
                                                                                               ----------------     ----------------

                                                                                                 $ 132,423,892        $ 123,046,689
                                                                                               ================     ================

                             See accompanying notes.



                                                                     WESTERN PACIFIC AIRLINES, INC.
                                                                 CONSOLIDATED STATEMENT OF OPERATIONS


                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                             SEPT. 30, 1997       SEPT. 30, 1996      SEPT. 30, 1997      SEPT. 30, 1996
                                             ----------------    -----------------    ----------------    ----------------
                                                         (Unaudited)                              (Unaudited)

OPERATING REVENUES:
     Passenger Revenue                          $ 64,738,821         $ 44,374,767       $ 141,512,015       $ 115,426,934
     Other                                         1,592,597            1,146,092           4,574,208           3,113,170
                                             ----------------    -----------------    ----------------    ----------------

         Total operating revenues                 66,331,419           45,520,859         146,086,223         118,540,104
                                             ----------------    -----------------    ----------------    ----------------

OPERATING EXPENSES:
     Salaries, wages and benefits                 12,006,801            7,671,333          31,861,865          21,872,593
     Aircraft leases                              13,924,968           11,747,081          34,572,433          28,618,915
     Aircraft fuel and oil                        12,125,311            8,841,993          29,549,605          21,518,814
     Other rentals,landing and ground             11,035,721            4,288,427          21,757,927          12,645,003
        handling fees
     Advertising                                     533,061            2,105,384           6,810,752           6,544,083
     Insurance                                     1,799,352            1,238,764           4,626,253           4,257,656
     Maintenance materials and repairs             7,249,749            2,718,466          20,297,041           6,759,690
     Agency commissions                            3,688,253            1,631,491           7,764,570           4,051,106
     Depreciation and amortization                 1,514,635            1,358,172           4,420,287           3,209,824
     Other operating                              22,799,127            4,892,134          41,931,478          13,191,816
                                             ----------------    -----------------    ----------------    ----------------

         Total Operating Expenses                 86,676,978           46,493,245         203,592,211         122,669,500
                                             ----------------    -----------------    ----------------    ----------------

OPERATING LOSS                                   (20,345,559)            (972,386)        (57,505,988)         (4,129,396)

INTEREST INCOME, NET OF EXPENSE                     (637,486)              62,061          (1,315,595)          1,296,790
                                             ----------------    -----------------    ----------------    ----------------

NET LOSS BEFORE MINORITY INTEREST                (20,983,045)            (910,325)        (58,821,583)         (2,832,606)

MINORITY INTEREST                                          -                    -           2,242,405                   -
                                             ----------------    -----------------    ----------------    ----------------

NET LOSS                                       $ (20,983,045)          $ (910,325)      $ (56,579,178)       $ (2,832,606)
                                             ================    =================    ================    ================

NET LOSS ATTRIBUTABLE TO COMMON STOCK          $ (22,837,605)          $ (910,325)      $ (61,911,191)       $ (2,832,606)
                                             ================    =================    ================    ================

LOSS PER COMMON SHARE AND                            $ (1.68)             $ (0.07)            $ (4.59)            $ (0.21)
                                             ================    =================    ================    ================
    COMMON SHARE EQUIVALENT

WEIGHTED AVERAGE NUMBER OF COMMON                 13,566,456           13,356,066          13,475,418          13,286,723
                                             ================    =================    ================    ================
   SHARES AND COMMON SHARE EQUIVALENTS
   OUTSTANDING

                                           See accompanying notes.



                                        WESTERN PACIFIC AIRLINES, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                             1997                 1996
                                                                        ---------------       --------------
                                                                         (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                $ (56,579,178)        $ (2,832,606)

  Adjustments to reconcile net loss to net cash used for operations -
     Depreciation and amortization                                           4,420,287            3,209,824
     Write-down of property and equipment                                    7,149,191                    -
     Loss (Gain) on sale leaseback                                              18,471              (55,413)
     Amortization of deferred management fee                                   300,000              300,000
     Minority interest in loss of subsidiary                                (2,242,405)                   -
     Increase in accounts receivable                                       (11,312,274)            (476,321)
     Increase in prepaid expenses and deposits                              (1,750,702)          (2,428,125)
     Increase in prepaid maintenance                                        (6,734,552)          (9,181,468)
     Increase in aircraft and engine reserves                               (5,293,611)          (6,902,130)
     Decrease (increase) in restricted cash and cash equivalents             2,763,973           (3,281,954)
     Decrease (increase) in aircraft deposits                               (1,916,145)          (2,296,507)
     Decrease (increase) in other assets                                        67,790           (1,323,677)
     Increase in accounts payable                                           15,380,996            3,803,278
     Increase in accrued expenses                                              232,226            1,214,985
     Increase in air traffic liability                                      14,701,219            7,423,817
     Increase in other liabilities                                             609,212              536,696
                                                                        ---------------       --------------

         Net cash used in operating activities                             (40,185,502)         (12,289,601)
                                                                        ---------------       --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                 (4,899,738)         (29,336,909)
    Proceeds of (payments on) production and option deposits                 4,000,000           (5,800,000)
                                                                        ---------------       --------------

        Net cash flows provided by (used in) investing activities             (899,738)         (35,136,909)
                                                                        ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of preferred stock, net                                       18,399,520                    -
     Issuance of warrants                                                    6,032,651                    -
     Increase in short term debt, net                                       11,478,008                    -
     Increase in long term debt, net                                          (374,741)          16,241,017
     Issuance costs related to initial public offering                               -             (362,223)
     Issuance of common stock                                                1,421,224              870,058
                                                                        ---------------       --------------

        Net cash flows from financing activities                            36,956,662           16,748,852
                                                                        ---------------       --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (4,128,578)         (30,677,658)

CASH AND CASH EQUIVALENTS, beginning of period                              12,076,034           49,966,697
                                                                        ---------------       --------------

CASH AND CASH EQUIVALENTS, end of period                                   $ 7,947,456         $ 19,289,039
                                                                        ===============       ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for income taxes                                                       -                   80
                                                                        ===============       ==============

                                          See accompanying notes.



                        WESTERN PACIFIC AIRLINES, INC.

                        NOTES TO FINANCIAL STATEMENTS

1. PREPARATION OF FINANCIAL STATEMENTS

     The accompanying financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The organization and business of Western Pacific Airlines, Inc. (the "Company"), accounting policies followed by the Company, and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 1996 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report. The results of operations for the nine months ended September 30, 1997 may not necessarily be indicative of the results for the entire fiscal year ending December 31, 1997.

2. CHAPTER 11 REORGANIZATION

     On October 5, 1997, the Company filed a petition (the "filing") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Code") in Denver, Colorado (Case No. 97-24701-SBB). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief are stayed while the Company continues business operations as debtor-in-possession.

     In the Chapter 11 case, substantially all liabilities as of the date of the filing are subject to resolution under a plan of reorganization to be developed and voted upon by the Company's creditors and confirmed by the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization as yet to be developed, and accordingly, are not presently determinable.

     Under the Code, the Company may elect to assume or reject leases, employment contracts, service contracts, and other executory pre-petition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items.

     The Bankruptcy Court has authorized the Company to use the cash generated by its operations to continue to fund its business obligations on an interim basis, and to pay necessary operating costs. The various Bankruptcy Court rulings authorize the Company to use cash so that it can conduct its operations on an interim basis. The Company expects to fund its working capital and capital expenditure requirements through cash generated by the Company's receipts from operations, sales of assets, and through debtor-in-possession credit facilities. However, there can be no assurance that the Company will be able to obtain such debtor in possession credit facilities or, if obtained, that such facilities will be sufficient to enable the Company to meet its liquidity requirements. The Company's financing requirements for long-term growth, future capital expenditures, and debt service cannot be determined until a plan of reorganization is developed and confirmed by the Bankruptcy Court.

     In the event that the Company is unable to obtain confirmation of a plan of reorganization, the Company may liquidate its business either in its Chapter 11 case or by converting its Chapter 11 case to a Chapter 7 liquidation.

3. COLLATERAL ACCOUNT

     On September 12, 1997, the Company borrowed the principal amount ("the Note") of $10.0 million from Bank One, Texas, N.A. (the "Bank"). All amounts of outstanding principal and interest accrued on the note are due and payable upon the earlier of (i) March 11, 1998, or (ii) within seven days of demand therefore by the Bank. Additionally, all amounts of principal outstanding in excess of $5.0 million were due and payable within seven days of the closing of the merger between the Company and Frontier Airlines, Inc. (See Note 4). The Note bears interest at the Company's option, at either (i) the Bank's prime rate or (ii) the Bank's Eurodollar rate plus one and one eighth percent (1.125%). Actions to collect on the note are stayed by the Chapter 11 proceedings.

     Hunt Petroleum Corporation ("HPC"), the parent corporation of Hunt Petroleum of Texas, Inc. ("HPTI"), a stockholder of the Company, (i) entered into a guaranty ("Guaranty"), whereby it guaranteed the repayment of all amounts owing under the Note, and (ii) entered into an indemnification agreement ("Indemnification Agreement") whereby it agreed to indemnify the Bank for any liabilities that might arise in connection with the Note. GFI Company ("GFI"), another stockholder of the Company, entered into a contribution agreement with HPC, whereby it agreed to contribute 50% of all amounts payable by HPC under the Guaranty or Indemnification Agreement. In addition, the Company entered into a reimbursement agreement with HPC and GFI, whereby the Company agreed to reimburse HPC or GFI, as the case may be, for any amounts incurred and paid under the Guaranty or the Indemnification Agreement.

     As security for the Note, the Company entered into a security agreement with the Bank, whereby it granted the Bank a security interest in certain trade accounts receivable. A further security interest was granted to HPC and GFI in the same trade accounts receivable and in the Company's interest in the satellite airport terminal at the Colorado Springs, Colorado airport. In addition, the Company agreed to assign certain payments relating to trade accounts receivable to (i) the Bank and (ii) HPC and GFI.

     As consideration for the Guaranty and the Contribution Agreement, the Company entered into a registration rights agreement with GFI and HTPI. Under the registration rights agreement, the Company agreed to register on demand: (i) all shares of the Company's common stock currently owned by GFI or HPTI, or which HPTI or GFI has the right to acquire upon the exercise of any warrants, options, or convertible securities; and (ii) any additional shares of Common Stock HPTI or GFI may acquire from (i) the Company, (ii) an affiliate of the Company, or (iii) any "joint filer" of HPTI or GFI, as the case may be, as determined for purposes of Section 13(d) under the Securities Exchange Act of 1934, as amended, for a period of five (5) years commencing on September 11, 1997 and ending on September 11, 2002. Any securities of the Company which were previously subject to registration rights on the part of HPTI or GFI are not subject to the registration rights agreement.

4. TERMINATION OF MERGER

     On June 30, 1997, the Company entered into a definitive agreement and plan of merger with Frontier Airlines, Inc. ("Frontier"), pursuant to which Frontier would merge with and into the Company, with Western Pacific as the surviving corporation after the merger. Also, on June 30, 1997, the Company and Frontier entered into a code share Agreement which became effective on August 1, 1997. On September 29, 1997, Western Pacific and Frontier announced in a joint press release that the parties had terminated the agreement and plan of merger. The two companies also announced the termination of their current code share agreement, effective November 16, 1997. The reasons cited for the termination of the merger were the amount of time involved in consummating the merger and its toll on employee morale, financial performance, and operations of both airlines. Cultural differences and the contrast in scheduling philosophies were also noted.

5. NON-RECURRING CHARGES

     The Company incurred $8.8 million in non-recurring charges in the three months ended September 30, 1997. These charges relate to the write-off of certain capitalized costs relating to facilities in Colorado Springs, such as the auxiliary concourse at the Colorado Springs airport, its investment in a maintenance hangar at Colorado Springs, leasehold improvements at the Colorado Springs airport and at the Company's headquarters building; costs related to the terminated merger with Frontier; costs related to certain software whose use has been discontinued; estimated loss on the sale of an aircraft; and investment in Colorado Springs Car Rental, Inc., a Thrifty car rental franchisee. For the nine months ended September 30, 1997, the Company incurred $12.2 million in non-recurring charges, including the charges noted above, plus certain one-time costs related to the move of the Company's operations to Denver International Airport ("DIA"); write-off of deposits for a bus shuttle to be used at the Company's Colorado Springs airport; and certain costs related to new uniforms for the in-flight department.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT CONTAIN "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGIATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINITIES. WESTERN PACIFIC'S ACTUAL ACTIONS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. SPECIFIC FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, WHETHER A PLAN OF REORGANIZATION WILL BE DEVELOPED OR CONFIRMED, AVAILABILITY OF ADEQUATE WORKING CAPITAL, COMPETITIVE REACTION TO WESTERN PACIFIC'S OPERATIONS, RISE IN FUEL COSTS, REGULATORY ACTIONS BY THE DEPARTMENT OF TRANSPORTATION OR THE FEDERAL AVIATION ADMINISTRATION, POLITITCAL INSTABILITY, FUTURE AIRLINE ACCIDENTS (PARTICULARLY IF INVOLVING A LOW FARE CARRIER), AND GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES. SEE ADDITIONAL DISCUSSION UNDER "RISK FACTORS".

OVERVIEW

        On June 30, 1997, the Company entered into a definitive agreement and plan of merger with Frontier Airlines, Inc. ("Frontier"), pursuant to which Frontier would merge with and into the Company, with the Company as the surviving corporation after the merger. Also, on June 30, 1997, the Company and Frontier entered into a code-share agreement which became effective on August 1, 1997. On September 29, 1997, Western Pacific and Frontier announced in a joint press release that the parties had terminated the agreement and plan of merger. The two companies also announced the termination of their current code-share agreement, effective November 16, 1997. The reasons cited for the termination of the merger were the amount of time involved in consummating the merger and its toll on employee morale, financial performance, and operations of both airlines. Cultural differences and the contrast in scheduling philosophies were also noted.

     On October 3, 1997, four directors of the Company resigned from its Board of Directors. The resigning directors included Ivan Irwin, Jr., Glenn Stinchcomb, Clayton I. Bennett, and James R. Wikert. In addition, Messrs.
Bennett and Wikert also resigned from the Board of Directors of the Company's subsidiary, Mountain Air Express, effective October 3, 1997. The reasons cited for the resignation were potential conflicts of interest between the Directors and their other business interests.

     On October 5, 1997, the Company filed a petition for relief under Chapter 11 of the Code in Denver, Colorado. The filing enabled the Company to obtain protection from creditors in order to conduct its operations while attempting to develop a reorganization plan and seeking financing necessary to fund it. The Bankruptcy Court has authorized the Company to use the cash generated by the Company to fund its business obligations on an interim basis. While the Company would have preferred to reorganize its operations without resorting to filing for bankruptcy protection, it viewed the filing as the only viable alternative given the adverse impact on the business of inadequate liquidity. The Company is actively seeking debtor-in-possession financing to assist it in funding operations and ultimately a plan of reorganization.

   The Company commenced operations on April 12, 1994 as a development stage enterprise organized to operate a low-fare, medium-haul, scheduled passenger airline from its hub at the Colorado Springs Airport. The Company began flight operations on April 28, 1995 with two Boeing 737-300 aircraft and provided six daily round-trips between Colorado Springs and five cities. Thereafter, the Company continued to add aircraft and cities and on June 29, 1997, moved a significant portion of its operation to Denver International Airport ("DIA"). On October 10, 1997, Western Pacific announced that it was terminating jet service into and out of Colorado Springs, effective October 20, 1997. After that date, air service between Colorado Springs and DIA would be provided by Western Pacific's code-share partner, Mountain Air Express, on turboprop aircraft. This announcement also included the termination of service to Houston, Texas, effective October 20, 1997 and the termination of service to Indianapolis, Indiana, effective November 16, 1997. The following chart indicates the Company's changes in service since December 31, 1996.

                       TOTAL    NUMBER
                      NUMBER     OF
                       OF       ROUND
AS OF MONTH END     AIRCRAFT    TRIPS   SERVICE CHANGES
---------------     --------    -----   ---------------

February 1997.....      15        37    Added  additional  service to all cities
                                        except Houston,  Miami, and Seattle, and
                                        withdrew  service from Ontario (CA), San
                                        Antonio, Nashville, and Las Vegas
April 1997........      15        33    Withdrew service from Miami
May 1997..........      16        33
June 1997 ........      18        40    Moved  the  bulk  of   operations   from
                                        Colorado Springs to Denver International
                                        Airport
July 1997.........      19        40
August 1997.......      19        40    Began code-sharing service with Frontier
October 1997......      19        35    Withdrew  service from Colorado  Springs
                                        and Houston

The Company has previously announced that on November 16, 1997, it will withdraw service to Indianapolis and terminate the code-share agreement with Frontier.

     During 1996, the Company assisted in the start-up of an affiliated regional carrier, Mountain Air Express, ("MAX"), to carry traffic into and out of Colorado ski markets and other smaller travel markets that cannot support frequent jet service. MAX, which commenced flight operations on December 15, 1996, is a separate operating company with its own operating certificate and management. The Company owns 57% of outstanding stock of MAX. MAX filed for protection under Chapter 11 of the Code on November 6, 1997 in Denver, Colorado (Case #97-26584-SBB).

RESULTS OF OPERATIONS

WESTERN PACIFIC AIRLINES

OPERATING REVENUES

   Airline revenue is primarily a function of the number of passengers flown and the fares charged by the airline. Passenger ticket sales are recognized as revenue when the transportation is provided. The Company's fares are generally non-refundable. Prior to completing the total conversion of the Company's reservations to the SABRE computerized reservations system ("CRS") on April 25, 1997, changes in travel plans could only be made prior to scheduled departure for a $50 change fee, plus any fare increase. After the conversion to SABRE, tickets not used remain a liability of the airline, until used to pay for other flights or until the ticket expires, generally after one year.

   The chart presented below compares the Company's passenger load factor to the incremental growth in capacity as measured by available seat miles (ASM). The airline industry is extremely seasonal, with the highest load factors typically occurring in the summer months, and the lowest load factors occurring during September, October, January, February, April and May. The Company's load factor decreased 3.4 percentage points for the quarter ended September 30, 1997 from the quarter ended June 30, 1997, due to a combination of factors including the 37.3% increase in capacity and issues with the Frontier code-share agreement. The Company's load factor increased 3.8 percentage points when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996. This increase can be attributed to the effects of shifting most of the Company's operations to the larger DIA hub on June 29, 1997; aggressive promotions such as "Peak Paks", and a promotion with King Soopers, a Colorado grocery store chain; and increased frequencies to increase connecting opportunities.

                                                       Total          Increase
                                        Passenger    Available       (Decrease)
Operating Period                       Load Factor   Seat Miles     in Capacity
----------------                       -----------   ----------     -----------
                                                      (OOOs)

Quarter ended September 30, 1996          57.5%       745,821             ---%
Quarter ended December 31, 1996           60.1%       673,607            (9.7%)
Quarter ended March 31, 1997              48.7%       758,592            12.6%
Quarter ended June 30, 1997               64.7%       763,118              .6%
Quarter ended September 30, 1997          61.3%     1,037,728            36.0%


   Passenger revenue per revenue passenger mile (RPM) or yield may increase due to a combination of factors, including increases in average fares and decreases in discounted fares as a percentage of total fares. However, in periods when the Company introduces promotional fares in new markets or uses promotional fares to stimulate additional travel in existing markets, the Company generally experiences a decrease in passenger revenue per RPM. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness. For the quarter ended September 30, 1997, the Company produced a yield of 9.45(cent) which is a 14.2% increase from the prior quarter primarily as a result of the move of most of the Company's operations to DIA, and the expanded schedule which allows more connecting opportunities.

                                               Revenue     Average    Passenger
                                  Passenger   Passenger     Segment    Revenue
Operating Period                   Revenue     Miles         Fare      Per RPM
----------------                   -------     -----         ----      -------
                                   (000's)      (000's)               (cents)

Quarter ended September 30,1996    44,375      428,509       $90.98     10.36
Quarter ended December 31, 1996    33,909      404,689        74.37      8.38
Quarter ended March 31, 1997       32,045      369,557        77.54      8.61
Quarter ended June 30, 1997        40,594      493,465        76.39     8.27
Quarter ended September 30, 1997   60,073      636,023        80.18     9.45


   The Company's operating break-even load factor during the twenty nine months of its operations has fallen from a high of 104.8% in May 1995 to 58.7% for the quarter ended September 30, 1996. Historically, as the Company's fleet has expanded, the incremental passenger revenue generated from the additional capacity has covered the incremental costs of the expansion, as well as a portion of the Company's existing fixed costs, resulting in a steady decline in the operating break-even load factor. The Company's cost per ASM after non-recurring charges for the quarter ended September 30, 1997 increased from the prior quarter, while the cost per ASM before these non-recurring charges was 6.88(cent) for the quarter ended September 30, 1997, a decrease from the prior quarter's cost per ASM before non-recurring charges of 7.09(cent). This decrease is a function of the 37.7% increase in ASMs over the quarter ended September 30, 1997 from the prior quarter. There can be no assurance that any incremental passenger revenue generated in the future as the Company expands its fleet will be sufficient to cover incremental costs or that, ultimately, as a result of these or other factors, the Company's operating break-even load factor will decrease.

                                       Operating     Operating
                                       Cost Per      Break-Even
Operating Period                       ASM (cents)   Load Factor
----------------                       -----------   -----------
Quarter ended September 30, 1996           6.23         58.7%
Quarter ended December 31, 1996            8.28         96.2%
Quarter ended March 31, 1997               6.58         73.8%
Quarter ended June 30, 1997                7.55         88.4%
Quarter ended September 30, 1997           7.70         86.4%


MOUNTAIN AIR EXPRESS

     Mountain Air Express commenced flight operations on December 15, 1996. The determination of MAX's revenues had been governed by an Alliance Agreement between MAX and the Company and the number of passengers flown. Under the Alliance Agreement, all of MAX's marketing, scheduling, and pricing decisions were made by the Company. In return, MAX received an agreed amount from the Company for each passenger flown. The Alliance Agreement between the Company and Mountain Air Express is in the process of being rejected by the Company pursuant to a court order by the United States Bankruptcy Court. Effective October 22, 1997, MAX is paid $200,000 per week to fly the Company's connecting passengers between Colorado Springs and DIA, and will be paid a pro rate portion of the passenger fare for passengers connecting in other cities. MAX's load factor increased for the quarter ended September 30, 1997 as compared to prior quarters due to the Company's transfer of some of their service to Oklahoma City, Tulsa, and Kansas City to MAX, and the larger Denver marketplace. MAX filed for protection under Chapter 11 of the Code in Denver, Colorado on November 6, 1997.

                                   Passenger   Total      Passenger   Operating
                                     Load     Available    Revenue   Break Even
Operating Period                     Factor  Seat Miles    Per RPM   Load Factor
----------------                     ------  ----------    -------   -----------
                                     (000's)

December 15 - December 31, 1996      44.4%     1,250        43.39      67.4%
Quarter ended March 31, 1997         28.3%    12,215        65.84      50.4%
Quarter ended June 30, 1997          23.8%    21,481        25.43      89.2%
Quarter ended Sept. 30, 1997         55.9%    34,585        23.11      72.5%


OPERATING EXPENSES

WESTERN PACIFIC AIRLINES

   The following table shows the components of operating cost per available seat mile, (shown in cents):


                                                          THREE MONTHS       THREE MONTHS         NINE MONTHS       NINE MONTHS
                                                             ENDED              ENDED               ENDED              ENDED
                                                         SEPT. 30, 1997     SEPT 30, 1996       SEPT. 30, 1997     SEPT. 30, 1996
                                                         --------------     -------------       --------------     --------------
                                                            (cents)           (cents)             (cents)           (cents)

 Salaries, wages and benefits...........................       .98               1.03               1.07               1.13
 Aircraft lease expense ................................      1.25               1.57               1.26               1.48
 Aircraft fuel and oil .................................      1.11               1.19               1.10               1.11
 Other rentals, landing, and ground handling fees.......       .98                .58                .78                .65
 Advertising and public relations.......................       .05                .28                .20                .34
 Insurance expense .....................................       .15                .17                .15                .22
 Maintenance materials and repairs......................       .61                .36                .71                .35
 Agency and cargo commissions...........................       .36                .22                .30                .21
 Depreciation and amortization..........................       .14                .18                .17                .17
 Other operating expenses...............................      1.25                .66               1.12                .68
                                                              ----               ----               ----               ----
 Total .................................................      6.88               6.23               6.86               6.34
                                                              ====               ====               ====               ====

   All costs shown above have been adjusted by $8.8 million for the three months ended September 30, 1997 and $12.2 million for the nine months ended September 30, 1997 for non-recurring charges related to the Company's termination of service to various cities, primarily Colorado Springs, and one-time costs of commencing service at Denver International Airport.

   Salaries, wages and benefits decreased by .05 cents per ASM or 5% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996. This decrease can be attributed to a 36% increase in ASMs, with only a 25% increase in full-time equivalent personnel (FTE). Salaries, wages, and benefits decreased by .06 cents per ASM or 5% when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996. This decrease can also be attributed to the increase in ASMs over the period noted, with a proportionally smaller increase in FTEs.

   Aircraft lease expense decreased .32 cents per ASM, or 20% for the quarter ended September 30, 1997 from the quarter ended September 30, 1996. The decrease is due to the wet lease of two Boeing 727 aircraft during the period of mid-June through September 5, 1996 which increased the Company's cost for the quarter by
 .30 cents per ASM for this quarter which did not occur in 1997. Aircraft lease expense decreased .22 cents per ASM, or 14% for the nine months ended September 30, 1997 when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996. This decrease is due to the wet leases described above as well as the 32% increase in ASMs for the nine months ended September 30, 1997 from the nine months ended September 30, 1996 with a 27% increase in the number of leased aircraft over the comparable periods.

     Aircraft fuel and oil expense decreased by .08 cents per ASM or 7% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996. This decrease reflects the effect of a 5.3 cent per gallon or 7% fuel price decrease over the period. Aircraft fuel and oil expense decreased by .01 cents per ASM or 1% when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1997, on a decrease of 1.1 cents per gallon over the same time period.

     Other rentals, landing, airport and ground handling fees increased by .40 cents per ASM or 69% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996. This increase was primarily due to increased flight simulator rental time due to increased hiring of pilots required by the higher utilization schedule, and increased ground handling, rent, and landing fees at DIA. Other rental, landing, airport and ground handling fees increased by .13 cents per ASM or 20% when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996. This increase was due to the increased simulator rental time previously noted, both for the increased utilization schedule, and for new aircraft deliveries that occurred during May and June 1997.

     Advertising expense decreased by .23 cents per ASM or 82% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996. This decrease was intentional, due to the large amount of advertising placed in the second quarter when the Company began service to Denver. Advertising expense decreased by .14 cents per ASM or 41% when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996, after the deduction of $1.8 million in launch advertising related to the commencement of the Company's operations at DIA. Without this adjustment, advertising cost per ASM for the nine months ended September 30, 1997 was .27 cents per ASM, or a 21% reduction from the comparable period in 1996. This reduction was due to the cost of advertising for seven new cities for which service was added during the first nine months of 1996, with only one city (Denver) added during 1997.

     Insurance expense decreased by .02 cents per ASM or 12% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996, and
 .07 cents per ASM or 32% when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996. This decrease reflects a premium reduction obtained by the Company due to fewer aircraft in service than originally projected for the policy year.

   Maintenance materials and repairs expense increased by .25 cents per ASM or 69% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996, and .36 cents per ASM or 103% when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996. This increase reflects the amortization of airframe "C" maintenance checks and engine overhauls performed on the Company's fleet, as well as a shorter maintenance cycle due to the Company's increased aircraft utilization. The Company uses the deferral method of accounting for "C" check maintenance and engine overhaul costs.

   Agency and cargo commissions increased by .14 cents per ASM or 64% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996, and .09 cents per ASM or 43% when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996. As anticipated, agency and cargo commissions increased as a percentage of total expenses, as the Company entered into agreements with several of the industry's computerized reservation systems ("CRS") in March of 1997 so that seats on the Company's flights could be booked directly by a travel agent without the need to telephone the Company's reservation office. These agreements have given the Company's flights increased exposure to travel agents, who now account for 60% of the Company's flight booking activity.

   Depreciation and amortization decreased .04 cents per ASM or 22% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996; and remained at .17 cents per ASM when comparing the nine months ended September 30, 1996 to the nine months ended September 30, 1995. The increase in ASMs was directly proportional to the increase in assets for the nine months, while the increase in ASMs for the quarter ended September 30, 1997 was larger than the increase in assets.

   Other operating expenses increased by .59 cents per ASM or 89% when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1996 and
 .44 cents per ASM or 65% when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996. Excluded from this calculation were one time charges related to the write-off of capitalized costs related to the merger with Frontier, capitalized facility costs in Colorado Springs, one time charges related to the commencement of operations at DIA, new uniforms, and the write-off of deposits made on trams originally intended to be used at the auxiliary concourse at Colorado Springs. Other operating expenses include property taxes, telecommunication and utilities charges, professional and
consulting   services,   supplies  and  minor  equipment   (excluding   aircraft
maintenance supplies), credit card processing fees, bad debt expense, travel and incidental expense, and passenger reaccomodation and baggage delivery charges. While some of these costs, such as credit card processing fees and bad debt expense will vary with the increase in ASM's, others such as supplies will not. Significant increases or new charges in this category for the nine months ended September 30, 1997 from the nine months ended September 30, 1996 include $3.0 million for CRS fees; $2.2 million for the outsourced Information Technology functions; $3.3 million in reaccommodation charges related to the Company's schedule changes and operational performance; and $.5 million in payments to an outside revenue accounting (ticket) processor. The CRS fees and the expenses of processing revenue are additional distribution costs related to the Company's move into the SABRE multi-host reservation system, and are offset by the additional revenue generated as a result of the wider distribution system. The fees paid to reaccommodate passengers are expected to decrease as the Company adjusts to its new flight schedule on November 16.

MOUNTAIN AIR EXPRESS

The following table shows the components of operating cost per available seat mile (shown in cents):
                                     THREE MONTHS   THREE MONTH    THREE MONTHS
                                         ENDED         ENDED          ENDED
                                   SEPT. 30, 1997  JUNE 30, 1997  MARCH 31, 1997
                                   --------------  -------------  --------------

 Salaries, wages and benefits.........    5.23          6.62         10.03
 Aircraft lease expense ..............    2.64          4.21          4.87
 Aircraft fuel and oil ...............    1.69          1.97          3.45
 Other rentals, landing, and
     ground handling fees.............    2.64          1.55          4.09
 Insurance expense ...................     .66          1.19          1.82
 Maintenance materials and repairs....    2.58          2.93          1.42
 Depreciation and amortization........     .17           .27           .30
 Other operating expenses.............    2.86          3.94          7.20
                                         -----         -----         -----
 Total ...............................   18.47         22.68         33.18
                                         =====         =====         =====


  The decrease in the cost per ASM for the quarter ended September 30, 1997 can be attributed to the 61% increase in ASM's from the prior quarter.

BALANCE SHEET FLUCTUATION ANALYSIS

     The Company's accounts receivable increased by $11.3 million during the nine months ended September 30, 1997 due to $9.5 million due from the Airline Clearing House and $1.1 million due from the Airlines Reporting Corporation. Both of these receivables are a reflection of the Company joining the CRSs and the timing of the payments that are made. The Company's aircraft and engine reserves, both current and long term, increased by $5.3 million during the nine months ended September 30, 1996. These reserves reflect the increase in the number of aircraft in the Company's fleet, as well as the increased utilization. Property and equipment decreased by $6.7 million during the nine months ended September 30, 1997, as a result of the Company's decision to discontinue jet service to Colorado Springs and therefore, the Company wrote down certain assets such as the hangar, auxiliary concourse, and leasehold improvements at Colorado Springs.

      The Company's accounts payable increased by $15.4 million during the nine months ended September 30, 1997. As previously noted, the Company filed for Chapter 11 protection under the United States Federal Bankruptcy Code on October 5, 1997.

      The Company's air traffic liability account increased by $14.7 million during the nine months ended September 30, 1996. This increase resulted primarily from advance reservations made for travel not yet taken due to the increase in the number of flights from December 31, 1996 to September 30, 1997 and promotions offered by the Company.

    LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended September 30, 1997, the Company's operating activities resulted in a cash flow deficit of $40.2 million, which has been funded primarily with short term borrowings and funds raised from two private placements of preferred stock. At September 30, 1997 the Company had cash and cash equivalents of $7.9 million, restricted cash of $5.6 million, and a working capital deficit of $43.8 million. At December 31, 1996, the Company had cash and cash equivalents of $12.1 million, restricted cash of $8.3 million, and a working capital deficit of $19.0 million.

   Cash flow used in investing activities totaled $.9 million during the nine months ended September 30, 1997, of which $4.9 million was for new capital expenditures, offset by $4.0 million in proceeds from a production deposit. Cash flows from investing activities totaled $35.1 million for the nine months ended September 30, 1996, consisting primarily of the purchase of a used Boeing 737-300 aircraft.

   At September 30, 1997, the Company operated nineteen aircraft, with eighteen under operating leases with terms of either five or ten years. The Company's nineteenth aircraft, which it owned, was sold by the Company on November 4, 1997, realizing net proceeds of approximately $5.4 million in cash from the sale and a loss of $1.3 million which is included in the third quarter loss. The Company has entered into an agreement with the new owner of the aircraft to continue to use the aircraft for one month. The Company has negotiated for delivery of one additional used aircraft in November 1997 and must decide if delivery will be accepted by November 21, 1997. The Company is party to an aircraft purchase agreement with the Boeing Company providing for delivery of two new Boeing 737-300 aircraft, one in December 1997 and the second in November 1998. The Company has tentatively agreed to sell these delivery positions to a third party. Additionally, the Company leases up to four spare engines at any time under operating leases with terms ranging from several months to three years.

   Cash flow provided by financing activities totaled $37.0 million for the nine months ended September 30, 1997 and $16.7 million for the nine months ended September 30, 1996. See Note 3 of Notes to the Consolidated Financial Statements for a discussion of the collateral account.

   Under the Code, the Company has the exclusive right, for 120 days from the filing date, or until February 2, 1998, to present a reorganization plan to the Bankruptcy Court. This date may be extended by the Bankruptcy Court. During the 60 day period from the filing date, no payments need to be made on real or personal property leases, including aircraft leases, except as specifically agreed or ordered by the court. With respect to aircraft and real property leases, the Company must commence payments at the end of the 60 day period unless otherwise agreed between the Company and the lessor. Additionally, the contractual payments deferred under aircraft leases during the first 60 days must generally be brought current within the 60 day period for real property leases (unless otherwise agreed) or by the later end of the 60 day period or 30 days from the due date of the payment for aircraft leases (unless otherwise agreed). The Company estimates that its aircraft leases alone will require approximately $10.1 million to be brought current on December 4, 1997. The Company is actively seeking debtor-in-possession ("DIP") financing which will allow it to continue operations and to assist in funding a plan of reorganization. If the Company is unable to secure such financing, it may sell assets or find other financing mechanisms to generate cash. There is no assurance that the Company will be able to secure DIP financing or raise enough funds to allow it to obtain confirmation of a plan of reorganization. If the Company is unable to obtain confirmation of a plan, the assets of the Company will be liquidated.

OUTLOOK: ISSUES AND UNCERTAINTIES

     The following issues and uncertainties, among others, should be considered in evaluating the Company's future performance.

     EMERGENCE FROM BANKRUPTCY PROTECTION. The Company is currently operating under protection of the Code. On or before the 60th day from the filing date of October 5, 1997, the Company must agree to commence payments on its real and personal property leases and bring most payments deferred during the 60 day period current at that time, unless otherwise agreed by the lessor. The Company has the exclusive right for the first 120 days after the filing date to present a reorganization plan which must thereafter be approved by the Bankruptcy Court. The Company will likely require debtor-in-possession financing to emerge from Chapter 11 protection. There can be no assurance that such financing will be obtained or that if obtained, the amount will be sufficient to allow the Company to continue operations.

     HISTORICAL LOSSES. The Company began scheduled flight operations on April 28, 1995. During the period from the Company's inception through September 30, 1997, the Company incurred net losses totaling $92.0 million and has had only two profitable quarters in its history. Given the Company's limited operating history, there can be no assurances that the Company will be profitable in the future.

     CONSUMER CONCERN ABOUT OPERATING SAFETY CONDITIONS AT START-UP AND BANKRUPT CARRIERS. The highly publicized safety issues that led to the Federal Aviation Administration (FAA) grounding of ValuJet have caused some consumers to question the operating safety of all start-up airlines. Though the Company passed a rigorous National Aeronautical Safety Inspection audit conducted by the FAA and passed an independently commissioned comprehensive safety audit conducted by the Flight Safety Foundation, there is no assurance that the FAA will not take more restrictive actions against the Company because of its being in Chapter 11 bankruptcy procedures. Such actions by the FAA could increase operating costs and reduce future earnings potential.

   RISING FUEL COSTS. At the Company's current consumption rate, each one cent increase in the price of fuel increases the Company's monthly fuel expense by approximately $40,000. Some carriers have begun to assess a fuel surcharge to be added to their base fares to cover these increased costs. The Company has considered this alternative, but there can be no assurance that the Company would be able to pass along any increases in the price of fuel to its consumers. Currently, the Company is prepaying for its fuel requirements with cash.

     UNIONIZATION OF EMPLOYEE GROUPS. The Company's mechanics voted to join the International Brotherhood of Teamsters union in May 1996. No other work groups are currently represented by, or have voted to be represented by, a union. While the mechanics' action has not altered the Company's work rules or increased the Company's costs, there can be no assurance that such action will not result in future changes or that other employee groups will not vote for union representation, nor that labor costs for those groups represented by a union will not increase. The Company currently has no contract with its mechanics or any other labor group.

     COMPETITION. The airline industry is highly competitive. Other airlines that presently serve the Company's routes in competition with the Company are larger and have greater name recognition and resources than the Company. The Company may also face competition from other airlines which may begin serving the markets that the Company currently serves or may serve in the future, and competition from new low-cost airlines that may be formed to compete in the low-fare market (including those formed by other major airlines) and from ground transportation alternatives. The Company's hub is located at Denver
International Airport, where United Airlines presently has 64% (based on September 1997 enplanements) of the market.

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

   2. Financial Statement Schedules.

   3. Exhibits. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.
                                EXHIBIT INDEX
         Exhibit
           No.                      Description of Exhibit
         *10.82 --  Aircraft  Lease  Agreement  dated June  27,1997  between the
                Company and Wilmington Trust Company (MSN 28871).
         *10.83 --  Aircraft  Lease  Agreement  dated May 15,  1997  between the
                Company and KG Aircraft Leasing Co., Ltd. (MSN 24060).
         *10.84 -- Aircraft  Lease  Agreement  dated March 26, 1997  between the
                Company and Wilmington Trust Company (MSN 28868).
         *10.85 -- Aircraft Lease Agreement dated June 27, 1997 between the
                Company and Bouillioun Portfolio Finance, Inc. (MSN 28869).
         *10.86 -- Aircraft  Lease  Agreement  dated June 26,  1997  between the
                Company and GATX Third Aircraft Corporation (MSN 28870).

         *10.87 -- Lease Agreement dated March 18, 1996 and amended and restated
                as of July 7, 1997 between the Company and First Security Bank, National Association.
         *10.88 -- Engine  Lease  Agreement  dated May 21,  1996 and amended and restated as of July 7, 1997 between the Company and First Security Bank, National Association.
         *10.89 -- Aircraft Lease Novation  Agreement  dated July 9,1997 between the Company and First Security Bank, National Association.
         *10.90 -- Engine Lease  Novation  Agreement  dated July 9, 1997 between the Company and First Security Bank, National Association.
           27    -- Financial Data Schedule

==============================================================================

   * Portions of these documents have been redacted and filed separately with the Commission as part of a request by the Company for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

 (b)The Company filed the following reports on Form 8-K during the quarter ended September 30, 1997:


 1) The Company filed a report on Form 8-K for an event dated September 12, 1997, reporting under Item 5 the detail of the pro forma financial information for the combined Western Pacific Airlines and Frontier company.

 2) The Company filed a report on Form 8-K for an event dated September 19, 1997, reporting under Item 5 the loan to the Company of $10.0 million from Bank One Texas, which was guaranteed by Hunt Petroleum Corporation and GFI Company.

 3) The Company filed a report on Form 8-K for an event dated September 29, 1997, reporting under Item 5 the termination of the merger agreement between Frontier Airlines and the Company.

 4) The Company filed a report on Form 8-K for an event dated October 3, 1997, reporting under Item 5 the resignation of four members of the Company's Board of Directors.

 5) The Company filed a report on Form 8-K for an event dated October 5, 1997, reporting under Item 3 that the Company had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

                                       Date:   November 14, 1997.

                                       By: /s/  GEORGE E. LEONARD
                                             George E. Leonard
                                             Vice President Finance and Chief
Financial Officer

                                       Date:   November 14, 1997.